Form 10-K
period 2008-09-30
Compound Natural Foods Inc.
filed 2009-01-16
CIK 1442513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year ended:  September 30, 2008

       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from: _____ to ____

                          Commission File No. 000-53383

                          COMPOUND NATURAL FOODS, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                                84-1418566
-------------------------------                         ------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer Identi-
Incorporation or Organization)                              fication No.)

9312 Meredith Court, Lone Tree, Colorado                          80124
(Address of Principal Executive Offices)                        (Zip Code)

       Registrant's Telephone Number, including area code: (303) 662-8118

       Securities Registered Under Section 12(b) of the Exchange Act: None

         Securities Registered Under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                           --------------------------
                              (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                   Accelerated filer [ ]
Non-accelerated filer [ ]              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: The aggregate market value could not be determined because no market for the registrant's common stock existed on March 31, 2008.

As of December 31, 2008, 66,386,000 shares of the registrant's common stock were outstanding.

Documents Incorporated By Reference:  None.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

HISTORY

     The Company was formed under the laws of the state of Nevada on August 12, 1999, under the name Zurich American Financial, S.A., Inc. The Company had no operations from date of incorporation until September 29, 2004. On that date the Company acquired all of the issued and outstanding shares of common stock and warrants to purchase common stock of Compound Healthcare, Inc., a California corporation in a tax free reorganization under ss.368(a)(1)(B) of the Internal Revenue Code of 1986. The two principal shareholders of Compound Healthcare, Inc. were issued 60,000,000 shares of the Company (12,000,000 to Clayton Duxburg and 48,000,000 shares to Gerald Newman, respectively) and 6,085,000 shares were issued to other shareholders. Compound Healthcare, Inc. had no assets or significant operations prior thereto. The name of the corporation was changed by amendment to the Company's Articles of Incorporation to Compound Natural Foods, Inc. on October 20, 2004.

     In October 2004, the Company acquired all of the outstanding units of Pure Natural, LLC a Colorado limited liability company in the development stages, in the business of manufacturing and marketing naturally formulated nutritional beverages and supplements. The Company's president, Joey Canyon, was a manager of Pure Nature along with Ron Noland and Gerald R. Newman. Mr. Newman was also manager of Compound Management LLC, a California limited liability company which owned a 51% interest in Pure Nature, LLC and voted in favor of the sale of that entity to the Company. Thus, Pure Nature became wholly-owned by the Company in October 2004. The unit holders of Pure Nature received 2,000,000 shares of the Company's common stock in the transaction and the right to receive up to 8,000,000 additional shares of the Company common stock if Pure Nature had $2,000,000 in net profits within 24 months of October 8, 2004, with Compound Management, LLC to receive the 8,000,000 shares of common stock of the Company if the profit contingency was not met.

     In April 2005, Michael Naughton of Aurora, Colorado, a former unit holder in Pure Nature and shareholder of the Company by reason of the acquisition by the Company of Pure Nature, paid $400,000 in a transaction whereby 12,000,000 shares of the Company held by Clayton Duxburg and 48,000,000 shares of the Company held by Gerald R. Newman were placed in an escrow to be distributed to Mr. Naughton and Joey Canyon, the Company's president, in amounts to be determined by them. Mr. Naughton also received a convertible promissory note of the Company's President, Joey Canyon, payable to Mr. Naughton in the amount of $400,000 with stated interest of 5.5% per annum. The note was convertible for two years from April 18, 2005, into 17,000,000 shares of restricted common stock of the Company. The note is secured by a pledge and security agreement between Mr. Naughton and Joey Canyon whereby the 60 million shares held in escrow are assigned to secure the repayment of the $400,000 promissory note held by Mr. Naughton. The note is in default, and Mr. Naughton is the beneficial owner of the 60 million shares. Pursuant to the stock purchase agreement, the $400,000 paid by Mr. Naughton was distributed as follows:

     Gerald R. Newman                 $ 208,730
     Clayton Duxburg                  $ 106,830
     Brad Stewart                     $  34,439
     Legal Fees                       $   8,500
     Legal Expenses                   $   2,120
     Balance-Company                  $  47,875
          Total                       $ 400,000

     Mr. Naughton also received 1,000,000 shares of common stock of the Company from Brad Stewart in the transaction.

     As part of the Stock Purchase Agreement, Gerald R. Newman resigned as sole director and president of the Company and Joey Canyon became the sole director and president of the Company.

PURE NATURE, LLC

     Since its acquisition by the Company in October 2004, the Company's sole operations have been through this wholly-owned subsidiary. Pure Nature was formed in 1997, for the purpose of formulating, developing and marketing high-quality naturally formulated nutritional beverages and supplements. Its emphasis was on creating beverages and supplements (i.e., powders and dry crystals) that have optimal health and nutritional values, but also good taste. Its initial product was a dry powder which is mixed with water or other liquids marketed under the general name Hydro Charge. It was on sale at the King Soopers supermarkets in the Denver Metro area. Sales efforts were discontinued in October 2006.

     The Company has no current operations.

     The Company had a manufacturing agreement with Chemins, Inc., Colorado Springs, Colorado, for the formulation, mixing and packaging of its Hydro Charge product and stored its inventories at Chemins, and at a warehouse operated by Get-A-Grip & Stuff, Inc. located at 13450 Smith Road, Aurora, Colorado.

     The Company had marketing agreements for Hydro Charge through distributors. It is the Company's position these agreements are no longer in effect. The Company was not able to pay minimum monthly commissions. The financial statements reflect a contingent liability of an unspecified amount relating to such agreements.

     Shelf space at supermarkets, health stores, convenience stores and other retail outlets is generally difficult to obtain for new products by small unknown manufacturers. Typically, agreements for shelf space are not obtainable except for large, international-type beverage companies. Further, large chain stores do not pay for products they sell for vendors for 60 to 90 days after the product is placed on the shelves and then only to the extent such product is sold. Slow selling products are removed from the shelf for immediate pickup by vendors and/or manufacturers since chain stores, convenience stores, health stores and the like usually have limited storage facilities on site.

COMPETITION - PURE NATURAL

     Competition for all types of beverage drinks and supplements is extremely fierce in the United States and most foreign markets. There are numerous types of health drinks that are very well known such as Gatorade and the large international companies such as Coke and Pepsi market health-type beverages. These companies and other smaller beverage companies have multi-million dollar advertising budgets, name recognition and marketing clout with retailers which makes it extremely difficult for small newcomers with limited resources to compete. The Company had distribution agreements for its product and had been attempting to distribute its products to retailers itself. Marketing had been concentrated in the Denver Metro Area and along the Colorado Front Range - Fort Collins, Colorado to Pueblo, Colorado.

     In view of the foregoing, it is obvious that the Company was in a very difficult competitive environment as it attempted to develop a niche market for its product. As a result, operations ceased.

PRODUCT LIABILITY INSURANCE

     The Company has had no product liability insurance for several years, which adversely affected the Company's ability to place its product with retail outlets.

GOVERNMENT REGULATION - PURE NATURE

     The manufacturing facilities which formulated, mixed and packaged the Company's product, Hydro Charge, were subject to the regulations of the U.S. Food and Drug Administration (FDA) relating thereto and the Company is subject to such regulations of the FDA for labeling and claims made with respect to the product for health, curative effects and so forth. Such regulations may be difficult and/or expensive with which to comply. The Company is not aware of any complaints by the FDA or any other Federal or State regulatory agency with respect to its product.

POSSIBLE SALE OF PURE NATURE LLC

     The Company is considering selling its subsidiary, Pure Nature, to Joey Canyon, its president, or to a group to be organized by Mr. Canyon and/or one or more of his associates, yet to be determined. The definitive plans, arrangements or agreements have not yet been made. Further, such sale is in all likelihood contingent on a change in control of the Company in which the current majority stockholder, Michael Naughton sells or transfers his shareholdings.

ITEM 1A.  RISK FACTORS.

OPERATING LOSSES

     For the years ended September 30, 2007 and September 30, 2008, the Company had net losses of $70,967 and $28,670 respectively. There were no sales of product for the year ended September 30, 2008.

DEVELOPMENTAL STAGE

     Based on the Company's business plan, it is a development stage company since principal operations have ceased, and now planned principle operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises. As a development stage company, the Company discloses its retained earnings (or accumulated deficit) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began on October 1, 2006, when the Company commenced its efforts to become a publicly reporting company, ultimately to seek a business combination.

INSOLVENT

     The Company is currently insolvent in the equity and bankruptcy senses. Shareholder's equity is a minus $500,815 at September, 2008.

INEFFECTIVE INTERNAL CONTROLS

     Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.

     Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

     Specifically, management identified the following control deficiencies.
(1) The Company has not properly segregated duties as one or two individuals to initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

     Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

     Further, since the Company currently has no operations and its expenses are limited primarily to payment for professional services, and since the Company has no current funding other than loans from its major shareholder to pay current expenses, the Company plans to delay implementing more extensive internal accounting controls, including the employment of accounting personnel. If and when the Company is reorganized or becomes involved in business activities and/or operations, of which there is no assurance, appropriate internal controls to insure proper financial reporting will be implemented.

UNAUDITED FINANCIAL INFORMATION

     The Company's financial statements for the fiscal year ended September 30, 2008 being filed herewith are unaudited. Although the Company's auditors are working to complete their audit of the Company's financial statements, such audit was not complete at the time that this filing was due. This Company will amend this filing upon completion of the audit. Until such time, the Company's financial statements for the fiscal year ended September 30, 2008 are only management's representation of the financial condition and results of operations of the Company.

LIMITED MANAGEMENT

     Neither Joey Canyon nor Michael Naughton are actively engaged in management of the Company. Further, it is not expected that they will be in the future. Rather, it is expected that new management, yet to be determined, will be found to manage the future affairs of the Company. There is no assurance that such persons will be found, engaged or will be effective managers.

PLANNED SALE OF CONTROL

     The majority shareholder, Michael Naughton, plans, with the assistance of securities industry professionals, to seek to sell his controlling interest through an outright sale, a merger, consolidation or purchase of assets of another business entity. It is expected that efforts in that respect may commence now that the Company has an effective registration statement on Form 10 with the Securities and Exchange Commission. Mr. Naughton, however, has made no efforts to date in respect to the foregoing. Further, there is no assurance that he will be successful in obtaining a sale of his shares of common stock of the Company or to effect a change of control of the Company by way of some form of business combination such as a merger. Mr. Naughton is interested in taking this course of action in an attempt to recoup the approximately $400,000 he has invested in shares of the Company and $117,514 he has loaned to the Company to date and to relieve himself from further duties and obligations concerning the affairs of the Company.

ITEM 2.  PROPERTIES

     The Company maintains its offices at the personal residence of its President, Joey Canyon, 9312 Meredith Court, Lone Tree, Colorado 80124, telephone number (303) 662-8118. The Company does not pay rent for use of those facilities nor does it reimburse Mr. Canyon for any expenses other than telephone long-distance charges.

     The Company holds no patents or copyrights. Its Hydro Charge product was produced pursuant to a formula kept secret except with its manufacturer, with whom the Company had a proprietary information agreement as to the formulation.

ITEM 3.  LEGAL PROCEEDINGS

     There are currently no legal proceedings pending against the Company and management is not aware of any claims being asserted against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES AND EQUITY SECURITIES.

     (a)  Market Information

     Prior to November 2008, the Company's common stock did not trade on any securities industry market. We are informed that during 2004 the Company's common stock was quoted sporadically in the so-called Pink Sheets, but that few, if any, trades were affected. The Company's common stock has only recently been quoted in the Over-The-Counter "Pink" Sheets, since November 19, 2008, under the symbol "CFDJ.PK." The Company's common stock has had limited trading, with all trades occurring at a price of $.0001 per share. No trades occurred in the Company's common stock during the fiscal year ending September 30, 2008.

     (b)  Shareholders

     Based on information from its stock transfer agent and from CEDE and Co., as of September 30, 2007, the Company had 39 shareholders of record and an additional 55 individuals or entities were beneficial holders of shares of common stock of the Company. This does not necessarily include all beneficial owners who hold shares at broker/dealers or street name.

     (c)  Dividends

     The Company has not paid dividends and expects no dividends to be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's financial information for the fiscal year ended September 30, 2008 is unaudited, and reflects only management's representation of the financial condition and results of operations of the Company. Selected financial data for the two most recent fiscal years is as follows:

OPERATING RESULTS                       Total          Net Loss      Net Loss
                                        Expenses                    Per Share

Year ended September 30, 2008             6,170          28,670         Nil
Year ended September 30, 2007            25,967          70,967         Nil
Year ended September 30, 2006            13,937          54,312         Nil
Period October 1, 2006 to
September 30, 2008 (Development Stage)   32,137          99,637         Nil


FINANCIAL CONDITION                 Total          Total         Shareholder's
                                   Assets       Liabilities         Deficit

At September 30, 2008              $1,079        $ 501,894        $ 500,815
At September 30, 2007                 424          472,569          472,145

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been able to continue solely by reason of loans from its major shareholder, proceeds of which have been used primarily to pay for professional services and pay certain current liabilities. The Company has had no revenues from operations since October 1, 2006. During fiscal year 2008, the Company received loans totaling $6,739 from its major shareholder. The Company has no prospect of obtaining additional capital or other funding absent some form of reorganization or change of control.

     The Company's auditors indicated in their report on the financial statements of the Company for the fiscal year ended September 30, 2007 that there is question as to whether the Company can continue as a going concern absent additional funding, and the Company expects a similar report when the audit for fiscal year 2008 is completed. The Company has borrowed funds from its major shareholder totaling $30,039, primarily to pay for professional services, during the past two years. At September 30, 2008 the total loan from the shareholder was $117,514.

ITEM 8.  FINANCIAL STATEMENTS.

     The consolidated financial statements are set forth on pages 16 through 25 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.

     Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

     Specifically, management identified the following control deficiencies.
(1) The Company has not properly segregated duties as one or two individuals to initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

     Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

     Further, since the Company currently has no operations and its expenses are limited primarily to payment for professional services and interest expense, and since the Company has no current funding other than loans from its major shareholder to pay current expenses, the Company plans to delay implementing more extensive internal accounting controls, including the employment of accounting personnel. If and when the Company is reorganized or becomes involved in business activities and/or operations, of which there is no assurance, appropriate internal controls to insure proper financial reporting will be implemented.

ITEM 9B.  OTHER INFORMATION

     None.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Company has only one director and one executive officer:  Joey Canyon:

     Joey Canyon is 55 years of age, resides at 9312 Meredith Court, Lone Tree, Colorado 80124. He graduated from College of the Canyons, Valencia, CA in 1973 with an associate degree. He attended Chadron State College, Chadron, Nebraska from 1973 to 1975. He has been the principal manager of Pure Nature, LLC since its formation in 1997 to the present and he has been president of the Company since 2005.

MAJOR SHAREHOLDER

     Michael Naughton is 57 years of age, resides at Englewood, Colorado and is the president of Mike Naughton Ford, Inc., 150 S. Havana, Aurora, Colorado, a fully-franchised new car and used car dealership by the Ford Motor Company. Mr. Naughton has been so engaged for 28 years. Mr. Naughton is a graduate of the University of Notre Dame (BBA) and the University of Detroit (MBA). He acquired control of 61,000,000 shares, 90.5% of the Company's outstanding common stock in a transaction with two former control persons described under the caption "BUSINESS" sub "HISTORY" above. He also holds a $400,000 promissory note of Joey Canyon which is secured by 60,000,000 shares of common stock of the Company. The note is in default, and he is the beneficial owner of the 60,000,000 shares.

Family Relationships

     There are currently no family relationships among our Directors and Executive Officers.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company is not aware of any persons who failed to timely file reports under this section during the fiscal year ended September 30, 2008.


Involvement in Certain Legal Proceedings.

     To the best of our knowledge, during the past five years, none of the following occurred with respect to Messrs. Canyon and Naughton:

(1) any bankruptcy petition filed by or against any business of which with of them was a general partner or executive officer either at the time of the bankruptcy or within two yeas prior to that time;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses.

(3) being subject to any order, judgment or decree of any court of competent jurisdiction, permanently or temporarily inquiring, barring, suspending or otherwise limiting involvement in any type of business, securities or otherwise limiting involvement in any type of business, securities or banking activities, and

(4) being found by a court of competent jurisdiction, the SEC or the CFTC to have violated Federal or state securities or commodities laws.

Audit Committee

     The Company has no audit committee and is not now required to have one, nor an audit committee financial expert.

Code of Ethics

The Company has not to date adopted a code of business conduct and ethics applicable to its officers, directors or accounting officer.

ITEM 11.  EXECUTIVE COMPENSATION.

     Joey Canyon is the only executive officer of the Company. He received no salary or other compensation from the Company for the years ended September 30, 2007 and 2008.

Employment Agreements

     No officer or employee has an agreement to be employed by the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     At September 30, 2008, the Company had issued and outstanding 66,386,000 shares of its common stock. The following table sets forth certain information regarding beneficial ownership of common stock as of that date by: (1) each person who is known by the Company to own beneficially more than 5% of the Company's common stock; (2) each director of the Company; (3) each chief executive officer of the Company and the four highest compensated executive officers of the Company; and (4) all officers and directors as a group.

     The number and percentage of shares beneficially owned is determined in accordance with Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, and is not indicative of beneficial ownership for any other purpose.

     Amount of
Name and Address             Beneficial          Percentage
of Beneficial Owner           Ownership           of Class

Michael Naughton            62,654,490 (1)         94.4%
150 S. Havana
Aurora, CO  80012

Joey Canyon                          0 (1)            0
9312 Meredith Court
Lone Tree, CO  80124


(1) 60,000,000 shares attributable to Mr. Naughton are issued in the name of Joey Canyon and the subject of a security agreement pledged to secure a $400,000 note of Mr. Canyon payable to Mr. Naughton and an escrow agreement to which he and Mr. Canyon are parties and pursuant thereto they are to mutually direct the escrow agent to issue the shares to Mr. Naughton and Mr. Canyon in amounts to be agreed upon by them, however, it is expected that Mr. Naughton is to receive all or nearly all of these 60,000,000 shares. The note is in default.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     Except as described in the subcaption HISTORY above in the caption BUSINESS in which the agreements for change of control of the Company are detailed whereby in September, 2004, Gerald Newman and Clayton Duxbury obtained control in the transaction involving Compound Healthcare, Inc. and subsequently in April 2005, Michael Naughton in effect, acquired control of the Company from Messrs. Newman and Duxbury (60,000,000 shares) by paying $400,000 in exchange for a promissory note of the Company's President, Joey Canyon, secured by the said 60,000,000 shares reissued in the name of Joey Canyon; and the acquisition by Mr. Naughton of 1,000,000 shares of common stock from Brad Stewart and the transaction whereby the Company acquired Pure Natural, LLC, there have been no material related party transactions between the Company and its officers, directors or control persons.

     Mr. Naughton has advanced $117,514 to the corporation to fund the payment of current expenses including legal and accounting expenses. He holds a promissory note of the Company in the total amount of $37,000 at an interest rate of 6% payable 30 days after demand. The remaining advance of $80,514 is not covered by a promissory note, but Mr. Naughton intends to attempt to recover the entire $117,514.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

In 2008, the Company engaged Schumacher & Associates, Inc. as its independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended September 30 2007 and September 30, 2008 by Schumacher & Associates, Inc. for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB were $0 and $35,000 respectively.

AUDIT RELATED FEES

     There were no fees billed by Schumacher & Associates, Inc. for consultation services in each of the last two fiscal years ended September 30, 2007 and September 30, 2008

TAX FEES

     The aggregate fees billed for tax services rendered by Schumacher & Associates, Inc. for tax compliance and tax advice for the two fiscal years ended September 30, 2007 and September 30, 2008 were $0 and $0, respectively.

ALL OTHER FEES

     None.

AUDIT COMMITTEE PRE-APPROVAL POLICY

     Under provisions of the Sarbanes-Oxley Act of 2002, the Company's principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, and the Board of Directors (which serves as the Company's audit committee) must pre-approve the engagement of the

Company's principal accountant to provide audit and permissible non-audit services. The Company's Board has not established any policies or procedures other than those required by applicable laws and regulations.

ITEM 15.  EXHIBITS.

3.1 Articles of Incorporation - Zurich American Financial SA; Amended Articles of Incorporation - Compound Natural Foods, Inc.*

3.2     Bylaws*

10.1 Agreement and Plan of Exchange - September 29, 2004 - Zurich and Compound Healthcare, Inc.*

10.2    Purchase Agreement - Pure Nature Class A Units - October 8, 2004*

10.3 Post Closing Addendum to Stock Purchase and Sale Agreement - Pure Nature - April 12, 2005*

10.4 Pledge and Security Agreement - 60,000,000 shares - Joey Canyon to Michael Naughton*

10.5    $400,000 Convertible Note of Joey Canyon payable to Michael Naughton*

10.6 Note Purchase and Use of Proceeds Agreement April 2005 - Joey Canyon/Michael Naughton*

10.7    Stock Purchase and Sale Agreement - 60,000,000 shares of common stock
        - April 8, 2005 - Joey Canyon / Gerald P. Newman and Clayton Dexburg*

10.8 Stock Purchase and Sale Agreement - 1,000,000 shares of common stock, April 2005 Michael Naughton / Brad Stewart*

10.9 Closing Statement - April 18, 2005 - Stock Purchase by Michael Naughton and Joey Canyon*

10.10 Escrow Agreement - disbursement of $400,000 and 60,000,000 shares of common stock - April 15, 2005*

10.11   Manufacturing Agreement - Chemins Company, Inc. for Hydro Charge*

10.12   Storage Agreement - Product - Get-a-Grip & Stuff, Inc.*

10.13   Promissory Note of the Company payable to Michael Naughton*

31.1    Certification - Section 302

32.1    Certification - Section 906 of the Sarbanes-Oxley Act of 2002

-------------

*  Filed with Form 10-12G on August 21, 2008

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMPOUND NATURAL FOODS, INC.


Date:  January 14, 2009                  By: /s/ Joey Canyon
                                            Joey Canyon, President,
                                            Principal Financial Officer and
                                            Sole Director

                         COMPOUND NATURAL FOODS, INC.
                        (A Development Stage Company)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                 Page

Consolidated Balance Sheets                                       16

Consolidated Statements of Operations                             17

Consolidated Statements of Cash Flows                             18

Consolidated Statement of Stockholders' (Deficit)                 19

Notes to Consolidated Financial Statements                        20


                          COMPOUND NATURAL FOODS, INC.
                                 BALANCE SHEET
                                                         September 30,    September 30,
                                                             2008             2007
                                                         -------------    -------------
                                                           UNAUDITED
                                ASSETS

CURRENT ASSETS
  Cash                                                   $       1,079    $         424

    Total Current Assets                                         1,079              424


      TOTAL ASSETS                                       $       1,079    $         424



               LIABILITIES AND STOCKHOLDERS' (DEFICIT)



CURRENT LIABILITIES
  Accounts Payables                                      $     343,490    $     320,990
  Accrued Interest                                              16,597           10,427
  Accrued Liabilities                                           24,293           30,377
    Loan from Shareholder                                      117,514          110,775

    Total Current Liabilities                                  501,894          472,569

TOTAL LIABILITIES                                              501,894          472,569

COMMITMENTS & CONTINGENCIES (Notes 1, 2, 6, 7 and 8)

STOCKHOLDERS' (DEFICIT)
  Common Stock - 1,000,000,000 shares authorized,               66,386           66,386
     $.001 par value 66,386,000 issued and outstanding
  Additional Paid-In Capital                                    82,936           82,936
  Accumulated Deficit                                         (550,500)        (550,500)
  Accumulated Deficit during development stage                 (99,637)         (70,967)

    Total Stockholders' (Deficit)                             (500,815)        (472,145)

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)      $       1,079    $         424



                          COMPOUND NATURAL FOODS, INC.
                            STATEMENTS OF OPERATIONS

                                                                              Period From
                                                                               October 1,
                                                                             2006 (Date of
                                                                             Commencement
                                                                            of Development
                                           Year Ended       Year Ended         Stage) to
                                          September 30,    September 30,     September 30,
                                              2008             2007              2008
                                          -------------    -------------    --------------
                                            UNAUDITED
Operating Expenses
  Interest Expense                        $       6,170    $       5,967    $       12,137
  Professional Fees                                --             20,000            20,000
                                          -------------    -------------    --------------

    Total Expenses                                6,170           25,967            32,137
                                          -------------    -------------    --------------

Net (Loss) from Continuing Operations            (6,170)         (25,967)          (32,137)

Net (Loss) from Discontinued Operations         (22,500)         (45,000)          (67,500)
                                          -------------    -------------    --------------
Net (Loss)                                $     (28,670)   $     (70,967)   $      (99,637)
                                          =============    =============    ==============


Net (Loss) Per Common Share -
 Basic and Fully Diluted:
  Continuing Operations                   $         Nil    $         Nil    $          Nil
  Discontinued Operations                           Nil              Nil               Nil
                                          -------------    -------------    --------------
                                          $         Nil    $         Nil    $          Nil
                                          =============    =============    ==============



Weighted Average Shares                      66,386,000       66,386,000        66,386,000
                                          =============    =============    ==============


                          COMPOUND NATURAL FOODS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                             Period From
                                                                                              October 1,
                                                                                            2006 (Date of
                                                                                            Commencement
                                                                                           of Development
                                                          Year Ended       Year Ended         Stage) to
                                                         September 30,    September 30,     September 30,
                                                             2008             2007              2008
                                                         -------------    -------------    --------------
                                                           UNAUDITED
Cash flows from operating activities:
  Net (Loss)                                             $     (28,670)   $     (70,967)   $      (99,637)
  Less: Net (loss) from discontinued operations                (22,500)         (45,000)          (67,500)
                                                         -------------    -------------    --------------
  Net loss from continuing operations                           (6,170)         (25,967)          (32,137)

  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Net change in operating assets and liabilities:
      Account payables and accrued current liabilities              86            1,278             1,364
                                                         -------------    -------------    --------------

  Net cash flows (used in) operating activities                 (6,084)         (24,689)          (30,773)


Cash flows from financing activities:
  Loan from shareholder                                          6,739           24,300            31,039
                                                         -------------    -------------    --------------

  Net cash flows provided by financing activities                6,739           24,300            31,039

Increase (Decrease) in cash                                        655             (389)              266

Cash, beginning of period                                          424              813               813
                                                         -------------    -------------    --------------

Cash, end of period                                      $       1,079    $         424    $        1,079
                                                         =============    =============    ==============

Supplemental Disclosure of Cash Information:

Interest paid                                            $        --      $        --      $         --
                                                         =============    =============    ==============

Income taxes paid                                        $        --      $        --      $         --
                                                         =============    =============    ==============



                          COMPOUND NATURAL FOODS, INC.
                      STATEMENT OF SHAREHOLDER'S (DEFICIT)


                                                                                        Accumulated
                                                                                         (Deficit)
                                                            Additional                     During
                                    Common        Stock       Paid-in    Accumulated    Development
                                    Shares       Amount       Capital     (Deficit)        Stage          Total
                                  ----------   ----------   ----------   -----------    -----------    ----------
Balance at October 1, 2005        66,386,000   $   66,386   $   82,936   $  (496,188)   $      --      $ (346,866)

Net (Loss)                              --           --           --         (54,312)          --         (54,312)
                                  ----------   ----------   ----------   -----------    -----------    ----------

Balance at September 30, 2006     66,386,000       66,386       82,936      (550,500)          --        (401,178)

Net (Loss)                              --           --           --            --          (70,967)      (70,967)
                                  ----------   ----------   ----------   -----------    -----------    ----------

Balance at September 30, 2007     66,386,000       66,386       82,936      (550,500)       (70,967)     (472,145)

Net (Loss) for the period ended
September 30, 2008-Unaudited            --           --           --            --          (28,670)      (28,670)
                                  ----------   ----------   ----------   -----------    -----------    ----------

Balance at September 30,
2008-Unaudited                    66,386,000   $   66,386   $   82,936   $  (550,500)   $   (99,637)   $ (500,815)
                                  ==========   ==========   ==========   ===========    ===========    ==========

                          Compound Natural Foods, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           September 30, 2008 and 2007
                (References to September 30, 2008 are unaudited)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization and Description of Business

Compound Natural Foods, Inc. (formerly Zurich American Financial, S.A., Inc.) a Nevada corporation and its wholly-owned subsidiary, Pure Nature, LLC, a Colorado limited liability corporation organized August 12, 1999, (collectively, the Company) formerly provided nutritional food, beverage and supplemental products that promote a healthy and active lifestyle. The Company entered into a development stage effective October 1, 2006, when the Company commenced its efforts to become a publicly reporting company, ultimately to seek a business combination.

On September 29, 2004, the Company acquired all of the outstanding shares of Compound Healthcare, Inc. (formerly Job Tip Lotto, Inc.), a California "C" Corporation for 60,000,000 shares of the Company's common stock in a reverse acquisition. The Company simultaneously canceled 16,000,000 shares of common stock held by one of the founders. After the reverse acquisition and certificate cancellation, the Company had 66,085,000 common shares issued and outstanding, 60,000,000 of which were held by the former shareholders of Compound Healthcare, Inc.

On October 8, 2004, the Company issued 2,000,000 shares of common stock in exchange for 1,930,490 units of Pure Nature, LLC, resulting in the LLC becoming a wholly owned subsidiary.

On April 18, 2005, the Company's President acquired 60,000,000 shares from the other shareholders for $400,000, resulting in a change in control. The $400,000 was borrowed from another shareholder, which borrowings are collateralized by the 60,000,000 shares.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Pure Nature, LLC. All significant inter-company balances and transactions have been eliminated in the consolidation.

Development Stage Company

Based on the Company's business plan, it is a development stage company since planned principle operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises. As a development stage company, the Company discloses its retained earnings (or accumulated deficit) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began on October 1, 2006, when the Company ceased operations and commenced its efforts to become a publicly reporting company, ultimately to seek a business combination.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates fair value because of the short maturity of these instruments.

Revenue Recognition

The Company recognized prior to discontinuance of its prior business, revenue from goods sold once all of the following criteria for revenue recognition have been met: 1) pervasive evidence of an agreement exists; 2) the goods have been delivered; 3) the price is fixed and determinable and not subject to refund or adjustment; and 4) collection of the amounts due is reasonably assured. The Company derived its revenue primarily from the wholesale sale of goods to retailers such as supermarkets and health food stores.

Marketing/Advertising Costs

The costs of advertising are charged to marketing/advertising expense as incurred. The Company incurred marketing/advertising expense of $22,500 for the fiscal year ended September 30, 2008, and $45,000 for the twelve months ended September 30, 2007.

Per Share Amounts

SFAS 128, "Earnings per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. During 2007 and 2006, the Company has not issued any potential dilutive securities.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Concentrations

The Company is not currently a party to any financial instruments that potentially subject it to concentrations of credit risk.

Discontinued Operations

Due to general economic conditions and other factors, on October 1, 2006, the company decided to terminate its operations. When the Company discontinued its operations, it became required under generally accepted accounting principles ("GAAP") to reset the development stage period of the Company to a start date of October 1, 2006. The transactions related to these former operations are disclosed as discontinued operations.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Unaudited Financial Information for the Fiscal Year Ended September 30, 2008

The financial statements as of September 30, 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal reoccurring adjustments and accruals) necessary to present fairly the financial statements for periods presented in accordance with generally accepted accounting principles.

Note 2 - Basis of Presentation

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has negative working capital and stockholders' deficits, which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to meet the cash requirements of the Company through the development stage by raising additional capital as needed. Failure to raise capital could result in the Company having to curtail or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 - Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and earlier application is encouraged. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

Various additional accounting pronouncements have been issued during 2006, 2007 and 2008, none of which are expected to have any material effect on the financial statements of the Company.

Note 4 - Acquisitions and Purchases of Assets

On September 29, 2004, the Company acquired all of the outstanding share of Compound Healthcare, Inc., a California C corporation in exchange for 60,000,000 common shares of the Company in a reverse acquisition.

On October 8, 2004, the Company acquired all of the outstanding units of Pure Nature, LLC, a Colorado limited liability corporation in exchange for 2,000,000 common shares of the Company.

Note 5 - Capital Stock

The Company has authorized 1,000,000,000 shares of $.001 par value common stock. As of September 30, 2007, there were 66,386,000 shares issued and outstanding.

Note 6 - Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2028, and is subject to restrictions imposed by the Internal Revenue Code. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may only be utilized to offset future taxable income, if any, and may be further limited by other provisions of the tax laws, including changes in control of the Company.


The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:
                                            Estimated               Change in
                    Estimated NOL  NOL      Tax Benefit  Valuation  Valuation  Net Tax
Period Ending       Carry-forward  Expires  from NOL     Allowance  Allowance  Benefit
------------------  -------------  -------  -----------  ---------  ---------  -------
September 30, 2006    550,500      Various    101,842    (101,842)   (10,048)     -
September 30, 2007     70,967         2027     13,129     (13,129)   (13,129)     -
September 30, 2008     28,670         2028      5,304      (5,304)    (5,304)     -

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax (benefit) at statutory rate resulting
from net operating loss carry forward                                (15.0%)
State tax (benefit) net of Federal benefit                            (3.5%)
Deferred income tax valuation allowance                               18.5%
                                                                   ----------
Actual tax rate                                                          0%
                                                                   ==========

Note 7 - Related Party Transactions

Shareholders have advanced funds to the Company, with balances of $117,514 and $110,775 at September 30, 2008 and September 30, 2007, respectively. Interest of $6,170 and $5,967 was accrued in the respective years. The loans are uncollateralized, bear interest at 6% per annum, and are due on demand.

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Note 8 - Commitments and Contingencies

At various times during its former operations, the Company entered into various marketing agreements for its products. These agreements indicate perpetual monthly required payments of $3,750 for services, and are cancelable with 30 days written notice. These commitments have been included in accounts payable. The Company believes that since no services are being provided, the contracts have in effect been terminated. However, termination of the contracts is subject to interpretation, and therefore, the financial statements include continuing provisions for the required payments based on the contingencies involved. A contingency exists with respect to this matter, the ultimate resolution of which has not been determined.

Prior to September 29, 2004, the Company's wholly-owned subsidiary, Pure Nature LLC, entered into member contribution agreements calling for repayment of up to two times the face amount of the contribution. The repayment was to be prorated among all members and was to be equivalent to 5% of gross sales. The contributions totaled $ 124,750 and 5% of sales up to the discontinuance of operations totaled $2,290. Management believes that these agreements have passed the statute of limitations and consequently no provision has been made.