Form 10-K/A
period 2008-09-30
Compound Natural Foods Inc.
filed 2009-02-26
CIK 1442513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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
             ------------------------------------------------------
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

Documents Incorporated By Reference:  None.

EXPLANATORY NOTE

This amendment is being filed primarily for the purpose of including financial statements that have been audited by the Company's Independent Registered Public Accounting Firm.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

HISTORY

     The Company was formed under the laws of the state of Nevada on August 12, 1999, under the name Zurich American Financial, S.A., Inc. The Company had no operations from date of incorporation until September 29, 2004. On that date the Company acquired all of the issued and outstanding shares of common stock and warrants to purchase common stock of Compound Healthcare, Inc., a California corporation in a tax free reorganization under ss.368(a)(1)(B) of the Internal Revenue Code of 1986. The two principal shareholders of Compound Healthcare, Inc. were issued 60,000,000 shares of the Company (12,000,000 to Clayton Duxburg and 48,000,000 shares to Gerald Newman, respectively) and 6,085,000 shares were issued to other shareholders.Compound Healthcare, Inc. had no assets or significant operations prior thereto. The name of the corporation was changed by amendment to the Company's Articles of Incorporation to Compound Natural Foods, Inc. on October 20, 2004.

     In October 2004, the Company acquired all of the outstanding units of Pure Natural, LLC a Colorado limited liability company in the development stages, in the business of manufacturing and marketing naturally formulated nutritional beverages and supplements. The Company's president, Joey Canyon, was a manager of Pure Nature along with Ron Noland and Gerald R. Newman. Mr. Newman was also manager of Compound Management LLC, a California limited liability company which owned a 51% interest in Pure Nature, LLC and voted in favor of the sale of that entity to the Company. Thus, Pure Nature became wholly-owned by the Company in October 2004. The unit holders of Pure Nature received 2,000,000 shares of the Company's common stock in the transaction and the right to receive up to 8,000,000 additional shares of the Company common stock if Pure Nature had $2,000,000 in net profits within 24 months of October 8, 2004, with Compound Management, LLC to receive the 8,000,000 shares of common stock of the Company if the profit contingency was not met. As a result of the transactions in April 2005 described below, the only issuance of shares from this transaction was the 2,000,000 shares issued to Pure Nature. As a consequence of the transactions in April 2005,the contingent stock issuances based upon the profits of Pure Nature were cancelled, and neither Compound Management, LLC nor the holders of Pure Nature were entitled to any additional shares.

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

     Gerald R. Newman                 $208,730
     Clayton Duxburg                  $106,830
     Brad Stewart                     $ 34,439
     Legal Fees                       $  8,500
     Legal Expenses                   $  2,120
     Balance-Company                  $ 47,875
          Total                       $400,000

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

INSOLVENT

     The Company is currently insolvent in the equity and bankruptcy senses. Shareholder's equity is a minus $500,815 at September 30, 2008.

INEFFECTIVE INTERNAL CONTROLS

     Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008.

     Based on this evaluation, our management, with the participation of the President, concluded that, as of September 30, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

     (b)  Shareholders

     Based on information from its stock transfer agent and from CEDE and Co., as of September 30, 2008, the Company had 39 shareholders of record and an additional 55 individuals or entities were beneficial holders of shares of common stock of the Company. This does not necessarily include all beneficial owners who hold shares at broker/dealers or street name.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's financial information for the fiscal year ended September 30, 2008 is unaudited, and reflects only management's representation of the financial condition and results of operations of the Company. Selected financial data for the two most recent fiscal years is as follows:

OPERATING RESULTS                       Total          Net Loss      Net Loss
                                        Expenses                     Per Share

Year ended September 30, 2008            28,670          28,670         Nil
Year ended September 30, 2007            25,967          70,967         Nil
Year ended September 30, 2006            13,937          54,312         Nil
Period October 1, 2006 to
September 30, 2008 (Development Stage)   54,637          99,637         Nil


FINANCIAL CONDITION                 Total        Total          Shareholder's
                                    Assets       Liabilities    Deficit

At September 30, 2008              $1,079        $ 501,894      $ 500,815
At September 30, 2007                 424          472,569        472,145

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

     The Company's auditors indicated in their report on the financial statements of the Company for the fiscal year ended September 30, 2007 that there is question as to whether the Company can continue as a going concern absent additional funding, and the Company expects a similar report when the audit for fiscal year 2008 is completed. The Company has borrowed funds from its major shareholder totaling $31,039, primarily to pay for professional services, during the past two years. At September 30, 2008 the total loan from the shareholder was $117,514.

ITEM 8.  FINANCIAL STATEMENTS.

     The consolidated financial statements are set forth on pages F-1 through F-10 hereto.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     Joey Canyon is the only executive officer of the Company. He received no salary or other compensation from the Company for the years ended September 30, 2008 and 2007

Employment Agreements

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     In December 2008, the Company engaged Schumacher & Associates, Inc. as its independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended September 30 2007 and September 30, 2008 by Schumacher & Associates, Inc. for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB were $0 and $35,000 respectively.

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

10.13   Promissory Note of the Company payable to Michael Naughton*

31.1    Certification - Section 302

32.1    Certification - Section 906 of the Sarbanes-Oxley Act of 2002

-------------
*  Filed with Form 10-12G on August 21, 2008

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPOUND NATURAL FOODS, INC.


Date:  February 24, 2009                  By: /s/ Joey Canyon
                                             Joey Canyon, President

                          COMPOUND NATURAL FOODS, INC.
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                 Page

Report of Independent Public Accountant                           F-1

Consolidated Balance Sheets                                       F-2

Consolidated Statements of Operations                             F-3

Consolidated Statements of Cash Flows                             F-4

Consolidated Statement of Stockholders' (Deficit)                 F-5

Notes to Consolidated Financial Statements                        F-6

             Report of Independent Registered Public Accounting Firm


Board of Directors
Compound Natural Foods, Inc.

We have audited the accompanying consolidated balance sheets of Compound Natural Foods, Inc., as of September 30, 2008 and 2007, and the related income statements, shareholders (deficit), and cash flows for the years ended September 30, 2008 and 2007.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compound Natural Foods, Inc. as of September 30, 2008, and 2007 and the results of its operations and cash flows for the years ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has accumulated operating losses since its inception and has negative working capital and stockholders deficits, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcomes of these uncertainties.

SCHUMACHER & ASSOCIATES, INC.



/s/ Schumacher & Associates, Inc.
Denver, Colorado
February 12, 2009


                          COMPOUND NATURAL FOODS, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANACE SHEETS

                                                          September 30,   September 30,
                                                              2008            2007
                             ASSETS

CURRENT ASSETS
  Cash                                                    $      1,079    $        424

    Total Current Assets                                         1,079             424


      TOTAL ASSETS                                        $      1,079    $        424



            LIABILITIES AND STOCKHOLDERS' (DEFICIT)



CURRENT LIABILITIES
  Accounts Payables                                       $    343,490    $    320,990
  Accrued Interest                                              16,597          10,427
  Accrued Liabilities                                           24,293          30,377
    Loan from Shareholder                                      117,514         110,775

    Total Current Liabilities                                  501,894         472,569

TOTAL LIABILITIES                                              501,894         472,569

COMMITMENTS & CONTINGENCIES (Notes 1, 2, 6, 7 and 8)

STOCKHOLDERS' (DEFICIT)
  Common Stock - 1,000,000,000 shares authorized,
     $.001 par value 66,386,000 issued and outstanding          66,386          66,386
  Additional Paid-In Capital                                    82,936          82,936
  Accumulated Deficit                                         (550,500)       (550,500)
  Accumulated Deficit during development stage                 (99,637)        (70,967)

    Total Stockholders' (Deficit)                             (500,815)       (472,145)


TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)             $      1,079    $        424



                          COMPOUND NATURAL FOODS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                            Period From
                                                                                             October 1,
                                                                                           2006 (Date of
                                                                                            Commencement
                                                                                           of Development
                                                          Year Ended       Year Ended        Stage) to
                                                         September 30,    September 30,    September 30,
                                                             2008             2007             2008
                                                         -------------    -------------    -------------
                                                           UNAUDITED
Operating Expenses
  Interest Expense                                       $       6,170    $       5,967    $      12,137
  Professional Fees                                             22,500           20,000           42,500
                                                         -------------    -------------    -------------

    Total Expenses                                              28,670           25,967           54,637
                                                         -------------    -------------    -------------

Net (Loss) from Continuing Operations                          (28,670)         (25,967)         (54,637)

Net (Loss) from Discontinued Operations                           --            (45,000)         (45,000)
                                                         -------------    -------------    -------------
Net (Loss)                                               $     (28,670)   $     (70,967)   $     (99,637)
                                                         =============    =============    =============


Net (Loss) Per Common Share - Basic and Fully Diluted:
  Continuing Operations                                  $         Nil    $         Nil    $         Nil
  Discontinued Operations                                          Nil              Nil              Nil
                                                         -------------    -------------    -------------
                                                         $         Nil    $         Nil    $         Nil
                                                         =============    =============    =============


Weighted Average Shares                                     66,386,000       66,386,000       66,386,000
                                                         =============    =============    =============



                          COMPOUND NATURAL FOODS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                            Period From
                                                                                             October 1,
                                                                                           2006 (Date of
                                                                                            Commencement
                                                                                           of Development
                                                          Year Ended       Year Ended        Stage) to
                                                         September 30,    September 30,    September 30,
                                                             2008             2007             2008
                                                         -------------    -------------    -------------
                                                           UNAUDITED
Cash flows from operating activities:
  Net (Loss)                                             $     (28,670)   $     (70,967)   $     (99,637)
  Less: Net (loss) from discontinued operations                   --            (45,000)         (45,000)
                                                         -------------    -------------    -------------
  Net loss from continuing operations                          (28,670)         (25,967)         (54,637)

  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Net change in operating assets and liabilities:
      Account payables and accrued current liabilities          22,586            1,278            1,364
                                                         -------------    -------------    -------------
  Net cash flows (used in) operating activities                 (6,084)         (24,689)         (53,273)


Cash flows from financing activities:
  Loan from shareholder                                          6,739           24,300           31,039
                                                         -------------    -------------    -------------

  Net cash flows provided by financing activities                6,739           24,300           31,039

Increase (Decrease) in cash                                        655             (389)         (22,234)

Cash, beginning of period                                          424              813              813
                                                         -------------    -------------    -------------
Cash, end of period                                      $       1,079    $         424    $     (21,421)
                                                         =============    =============    =============

Supplemental Disclosure of Cash Information:
Interest paid                                            $        --      $        --      $        --
                                                         =============    =============    =============
Income taxes paid                                        $        --      $        --      $        --
                                                         =============    =============    =============



                          COMPOUND NATURAL FOODS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
              For the Period October 1, 2006 to September 30, 2008

                                                                                        Accumulated
                                                                                         (Deficit)
                                                            Additional                     During
                                    Common        Stock       Paid-in    Accumulated    Development
                                    Shares       Amount       Capital     (Deficit)        Stage         Total
                                  ----------   ----------   ----------   -----------    -----------    ----------
Balance at October 1, 2005        66,386,000   $   66,386   $   82,936   $  (496,188)   $      --      $ (346,866)

Net (Loss)                              --           --           --         (54,312)          --         (54,312)
                                  ----------   ----------   ----------   -----------    -----------    ----------

Balance at September 30, 2006     66,386,000       66,386       82,936      (550,500)          --        (401,178)

Net (Loss)                              --           --           --            --          (70,967)      (70,967)
                                  ----------   ----------   ----------   -----------    -----------    ----------

Balance at September 30, 2007     66,386,000       66,386       82,936      (550,500)       (70,967)     (472,145)

Net (Loss) for the period ended
September 30, 2008-Unaudited            --           --           --            --          (28,670)      (28,670)
                                  ----------   ----------   ----------   -----------    -----------    ----------

Balance at September 30, 2008     66,386,000   $   66,386   $   82,936   $  (550,500)   $   (99,637)   $ (500,815)
                                  ==========   ==========   ==========   ===========    ===========    ==========

                          Compound Natural Foods, Inc.

                   Notes to Consolidated Financial Statements


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

On October 8, 2004, the Company issued 2,000,000 shares of common stock in exchange for 1,930,940 units of Pure Nature, LLC, resulting in the LLC becoming a wholly owned subsidiary.

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

Development Stage Company

Based on the Company's business plan, it is a development stage company since planned principle operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises. As a development stage company, the Company discloses its retained earnings (or accumulated deficit) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began on October1, 2006, when the Company ceased operations and commenced its efforts to become a publicly reporting company, ultimately to seek a business combination.

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

Revenue Recognition

The Company recognized prior to discontinuance of its prior business, revenue from goods sold once all of the following criteria for revenue recognition have been met: 1) pervasive evidence of an agreement exists; 2) the goods have been delivered; 3) the price is fixed and determinable and not subject to refund or adjustment; and 4) collection of the amounts due is reasonably assured. The Company derived its revenue primarily from the wholesale of goods to retailers such as supermarkets and health food stores.

Marketing/Advertising Costs

The costs of advertising are charged to marketing/advertising expense as incurred. The Company incurred marketing/advertising expense of $22,500 for the fiscal year ended September 30, 2008, and $45,000 for the twelve months ended September 30, 2007. The amounts for September 30, 2007 are recorded as loss from discontinued operations as they relate to contested commitments from discontinued operations. See Note 8 for a full discussion of the contingency.

Per Share Amounts

SFAS No. 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. During 2008 and 2007, the Company has not issued any potential dilutive securities.

Income Taxes

The accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those statements.

Note 2 - Basis of Presentation

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has negative working capital and stockholder's deficits, which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to meet the cash requirements of the Company through the development stage by raising additional capital as needed. Failure to raise capital could result in the Company having to curtail or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Note 4 - Acquisitions and Purchases of Assets

On September 29, 2004, the Company acquired all of the outstanding shares of Compound Healthcare, Inc., a California C corporation in exchange for 60,000,000 common shares of the Company in a reverse acquisition.


On October 8, 2004, the Company acquired all of the outstanding units of Pure
Nature, LLC, a Colorado limited liability corporation in exchange for 2,000,000 common shares of the Company.

Note 5 - Capital Stock

The Company has authorized 1,000,000,000 shares of $0.001 par value common stock. As of September 30, 2008, and 2007 there were 66,386,000 shares issued and outstanding.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                     Estimated               Estimated                Change in
                     NOL Carry-     NOL     Tax Benefit   Valuation   Valuation   Net Tax
   Period Ending      Forward     Expires    from NOL     Allowance   Allowance   Benefit
   -------------     ----------   -------   -----------   ---------   ---------   -------
September 30, 2006    550,500     Various     101,842     (101,842)    (10,048)      -

September 30, 2007     70,967       2027      13,129       (13,129)    (13,129)      -

September 30, 2008     28,670       2028       5,304        (5,304)     (5,304)      -

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax (benefit) at statutory rate resulting
  from net operating loss carry forward                        -15.0%
State tax (benefit) net of Federal benefit                      -3.5%
Deferred income tax valuation allowance                         18.5%
                                                            --------------

    Actual tax rate                                              0.0%
                                                            ==============

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

Note 8 - Commitments and Contingencies

At various times during its former operations, the Company entered into various marketing agreements for its products. These agreements indicate perpetual monthly required payments of $3,750 for services, and are cancelable with 30 days written notice. These commitments have been included in accounts payable and recorded as Professional Fees in the amount of $ 22,500 and loss from discontinued operations of $45,000 at September 30, 2008 and September 30, 2007 respectively. The Company believes that since no services are being provided, the contracts have in effect been terminated. However, termination of the contracts is subject to interpretation, and therefore, the financial statements include continuing provisions for the required payments based on the contingencies involved. A contingency exits with respect to this matter, the ultimate resolution of which has not been determined.

Prior to September 29, 2004, the Company's wholly-owned subsidiary, Pure Nature LLC, entered into member contribution agreements calling for repayment of up to two times the face amount of the contribution. The repayment was to be prorated among all members and was to be equivalent to 5% of gross sales. The contributions totaled $124,750 and 5% of sales up to the discontinuance of operations totaled $2,290. Management believes that these agreements have passed the statute of limitations and consequently no provisions have been made.