Form 10-Q
period 2008-12-31
Compound Natural Foods Inc.
filed 2009-02-27
CIK 1442513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2008

                          Commission File No. 000-53383

                          COMPOUND NATURAL FOODS, INC.
                 ----------------------------------------------
                (Name of Registrant as specified in its charter)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                    Accelerated filer [ ]
Non-accelerated filer [ ]              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


As of February 13, 2009, 66,386,000 shares of common stock were outstanding.

                          COMPOUND NATURAL FOODS, INC.
                                    FORM 10-Q
                                      INDEX

                                                                  Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         December 31, 2008, September 30, 2008 and 2007 .........      3

         Consolidated Statements of Operations
         Three Months Ended December 31, 2008 and 2007 ..........      4

         Consolidated Statements of Cash Flows
         Three Months Ended December 31, 2008 and 2007 ..........      5

         Consolidated Statements of Changes in Shareholders
         Equity (Deficit) .......................................      6

         Notes to Consolidated Financial Statements .............      8

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ......................................     12

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk ............................................     12

Item 4.  Controls and Procedures ................................     12

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ......................................     13

Item 1A. Risk Factors ...........................................     13

Item 2.  Changes in Securities ..................................     13

Item 3.  Defaults Upon Senior Securities ........................     13

Item 4.  Submission of Matters to a Vote of Security
         Holders ................................................     13

Item 5.  Other Information ......................................     13

Item 6.  Exhibits and Reports on Form 8-K .......................     13

SIGNATURES ......................................................     14

                          COMPOUND NATURAL FOODS, INC.
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----

Consolidated Balance Sheets                                                  3

Consolidated Statements of Operations                                        4

Consolidated Statements of Cash Flows                                        6

Consolidated Statement of Stockholders' (Deficit)                            7

Notes to Consolidated Financial Statements                                   8


                          COMPOUND NATURAL FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2008 AND DECEMBER 31, 2007

                                                        December 31,    September 30,    September 30,
                                                            2008            2008             2007
                                                        (Unaudited)
                                                       -------------    -------------    -------------
                            ASSETS

CURRENT ASSETS
Cash                                                   $         734    $       1,079    $         424
                                                       -------------    -------------    -------------

Total Current Assets                                             734            1,079              424
                                                       -------------    -------------    -------------

TOTAL ASSETS                                           $         734    $       1,079    $         424
                                                       =============    =============    =============


           LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES

Accounts Payables                                      $     344,490    $     343,490    $     320,990
Accrued Interest                                              18,492           16,597           10,427
Accrued Liabilities                                           14,158           24,293           30,377
Loan from Shareholder                                        126,304          117,514          110,775
                                                       -------------    -------------    -------------

Total Current Liabilities                                    503,444          501,894          472,569
                                                       -------------    -------------    -------------
TOTAL LIABILITIES                                            503,444          501,894          472,569

COMMITMENTS & CONTINGENCIES (Notes 1, 2, 6, 7 and 8)

STOCKHOLDERS' (DEFICIT)
Common Stock - 1,000,000,000 shares authorized,
$.001 par value 66,386,000 issued and outstanding             66,386           66,386           66,386
Additional Paid-In Capital                                    82,936           82,936           82,936
Accumulated Deficit                                         (550,500)        (550,500)        (550,500)
Accumulated Deficit during development stage                (101,532)         (99,637)         (70,967)
                                                       -------------    -------------    -------------

Total Stockholders' (Deficit)                               (502,710)        (500,815)        (472,145)
                                                       -------------    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)          $         734    $       1,079    $         424
                                                       =============    =============    =============


                          COMPOUND NATURAL FOODS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 2008 AND DECEMBER 31, 2007

                                                                            Period From
                                                                             October 1,
                                                                           2006 (Date of
                                                                           Commencement
                                          Three Months    Three Months    of Development
                                              Ended           Ended          Stage) to
                                          December 31,    December 31,     December 31,
                                              2008            2007             2008
                                           (Unaudited)     (Unaudited)      (Unaudited)
                                          ------------    ------------    --------------
Operating Expenses
Interest Expense                          $      1,895    $      2,871    $       14,032

Professional Fees                                 --              --              20,000
                                          ------------    ------------    --------------

Total Expenses                                   1,895           2,871            34,032
                                          ------------    ------------    --------------

Net (Loss) from Continuing Operations           (1,895)         (2,871)          (34,032)

Net (Loss) from Discontinued Operations           --           (33,750)          (67,500)
                                          ------------    ------------    --------------
Net (Loss)                                $     (1,895)   $    (36,621)   $     (101,532)
                                          ============    ============    ==============

Net (Loss) Per Common Share -
Basic and Fully Diluted:
Continuing Operations                     $        Nil    $        Nil    $          Nil
Discontinued Operations                            Nil             Nil               Nil
                                          ------------    ------------    --------------
                                          $        Nil    $        Nil    $          Nil
                                          ============    ============    ==============

Weighted Average Shares                     66,386,000      66,386,000        66,386,000
                                          ============    ============    ==============


                          COMPOUND NATURAL FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 2008 AND DECEMBER 31, 2007

                                                                                          Period From
                                                                                           October 1,
                                                                                         2006 (Date of
                                                                                         Commencement
                                                        Three Months    Three Months    of Development
                                                            Ended           Ended          Stage) to
                                                        December 31,    December 31,     December 31,
                                                            2008            2007             2008
                                                         (Unaudited)     (Unaudited)      (Unaudited)
                                                        ------------    ------------    --------------
Cash flows from operating activities:

  Net (Loss)                                            $     (1,895)   $    (36,621)   $     (101,532)
  Less: Net (loss) from discontinued operations                 --           (33,750)          (67,500)
                                                        ------------    ------------    --------------
  Net loss from continuing operations                         (1,895)         (2,871)          (34,032)

  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Net change in operating assets and liabilities:
     Account payables and accrued current liabilities          1,550         (10,718)            4,601
                                                        ------------    ------------    --------------

  Net cash flows (used in) operating activities                 (345)        (13,589)          (29,431)

Cash flows from financing activities:
  Loan from shareholder                                         --            13,200            24,300
                                                        ------------    ------------    --------------

  Net cash flows provided by financing activities               --            13,200            24,300

Increase (Decrease) in cash                                     (345)           (389)           (5,131)

Cash, beginning of period                                      1,079             813               813
                                                        ------------    ------------    --------------
Cash, end of period                                     $        734    $        424    $       (4,318)
                                                        ============    ============    ==============

Supplemental Disclosure of Cash Information:

Interest paid                                           $       --      $       --      $         --
                                                        ============    ============    ==============
Income taxes paid                                       $       --      $       --      $         --
                                                        ============    ============    ==============



                          COMPOUND NATURAL FOODS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
               For the Period October 1, 2005 to December 31, 2008

                                                                                        Accumulated
                                                                                         (Deficit)
                                                            Additional                     During
                                    Common        Stock       Paid-in    Accumulated    Development
                                    Shares       Amount       Capital     (Deficit)        Stage          Total
                                  ----------   ----------   ----------   -----------    -----------    ----------
Balance at October 1, 2005        66,386,000   $   66,386   $   82,936   $  (496,188)   $      --      $ (346,866)

Net (Loss)                              --           --           --         (54,312)          --         (54,312)
                                  ----------   ----------   ----------   -----------    -----------    ----------

Balance at September 30, 2006     66,386,000       66,386       82,936      (550,500)          --        (401,178)

Net (Loss)                              --           --           --            --          (70,967)      (70,967)
                                  ----------   ----------   ----------   -----------    -----------    ----------

Balance at September 30, 2007     66,386,000       66,386       82,936      (550,500)       (70,967)     (472,145)


Net (Loss)                              --           --           --            --          (28,670)      (28,670)
                                  ----------   ----------   ----------   -----------    -----------    ----------

Balance at September 30, 2008     66,386,000   $   66,386   $   82,936   $  (550,500)   $   (99,637)   $ (500,815)

Net (Loss) for the period ended
September 30, 2008                      --           --           --            --           (1,895)       (1,895)
                                  ----------   ----------   ----------   -----------    -----------    ----------

Balance at December 31, 2008      66,386,000   $   66,386   $   82,936   $  (550,500)   $  (101,532)   $ (502,710)
                                  ==========   ==========   ==========   ===========    ===========    ==========

                          Compound Natural Foods, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007
                                   (Unaudited)

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

Unaudited Financial Information

The financial statements as of December 31, 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal reoccurring adjustments and accruals) necessary to present fairly the financial statements for periods presented in accordance with generally accepted accounting principles.

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

Note 5 - Capital Stock

The Company has authorized 1,000,000,000 shares of $.001 par value common stock. As of December 31, 2008, there were 66,386,000 shares issued and outstanding.

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
                                                                   ==========

Note 7 - Related Party Transactions

Shareholders have advanced funds to the Company, with balances of $126,304 at December 31, 2008 and $117,514 and $110,775 at September 30, 2008 and September 30, 2007, respectively. Interest of $1,895 was accrued during the three months ended December 31, 2008, and $6,170 and $5,967 was accrued in the respective years. The loans are uncollateralized, bear interest at 6% per annum, and are due on demand.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been able to continue solely by reason of loans from its major shareholder, proceeds of which have been used primarily to pay for professional services and pay certain current liabilities. The Company has had no revenues from operations since October 1, 2006. During the three months ended December 31, 2008, the Company received loans totaling $8,790 from its major shareholder, and received loans of $6,739 during the year ended September 30, 2008. The Company has no prospect of obtaining additional capital or other funding absent some form of reorganization or change of control.

     The Company's auditors indicated in their report on the financial statements of the Company for the fiscal year ended September 30, 2008 that there is question as to whether the Company can continue as a going concern absent additional funding. At December 21, 2008 the total loan from the shareholder was $126,304.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings pending against the Company and management is not aware of any claims being asserted against the Company.

Item 1A.  Risk Factors.

There are no changes to the risk factors included in the Company's last annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  None.

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits

         31  Certification of Chief                Filed herewith electronically
             Executive Officer and Principal
             Financial Officer Pursuant
             to Section 302 of the
             Sarbanes-Oxley Act of 2002

         32  Certification of Chief                Filed herewith electronically
             Executive Officer and Principal
             Financial Officer Pursuant
             to Section 18 U.S.C. Section 1350

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COMPOUND NATURAL FOODS, INC.



Date: February 24, 2009
                                            By: /s/ Joey Canyon
                                               ---------------------------------
                                               Joey Canyon, President (Principal
                                               Executive Officer) and Treasurer
                                               (Principal Financial Officer)