Form 10-Q
period 2009-03-31
Compound Natural Foods Inc.
filed 2009-05-20
CIK 1442513

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File No. 000-53383

COMPOUND NATURAL FOODS, INC.
----------------------------------------------
(Name of Registrant as specified in its charter)

Nevada	84-1418566
-------------------------------	--------------------------
(State or Other Jurisdiction of	(I. R. S. Employer Identi-
Incorporation or Organization)	fication No. )

9312 Meredith Court, Lone Tree, Colorado	80124
--------------------------------	-------------
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including area code: (303) 662-8118

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non -accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 20, 2009, 66,386,000 shares of common stock were outstanding.

	COMPOUND NATURAL FOODS, INC.
	FORM 10-Q
	INDEX
		Page Number
PART I:	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Consolidated Statements of Changes in Shareholders
	Equity (Deficit)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis or
	Plan of Operation	12
Item 3.	Controls and Procedures	12
PART II:	OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 2.	Changes in Securities	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security
	Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13
SIGNATURES		14

COMPOUND NATURAL FOODS, INC.
CONSOLIDATED BALANCE SHEETS
		March 31, 2009	September	September
		(Unaudited)	30, 2008	30, 2007
ASSETS
CURRENT ASSETS
Cash		$515	$1,079	$424
Total Current Assets		515	1,079	424

TOTAL ASSETS		$515	$1,079	$424

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts Payables		$349,034	$343,490	$320,990
Accrued Interest		20,386	16,597	10,427
Accrued Liabilities		9,395	24,293	30,377
Loan from Shareholder		126,304	117,514	110,775
Total Current Liabilities		505,119	501,894	472,569
TOTAL LIABILITIES		505,119	501,894	472,569
COMMITMENTS & CONTINGENCIES
(Notes 1, 2, 6, 7 and 8)
STOCKHOLDERS' (DEFICIT)
Common Stock - 1,000,000,000 shares authorized,
$. 001par value, 66,386,000 shares issued and			66,386	66,386
outstanding		66,386
Additional Paid-In Capital		82,936	82,936	82,936
Accumulated Deficit		(550,500)	(550,500)	(550,500)
Accumulated Deficit during development stage		(103,426)	(99,637)	(70,967)
Total Stockholders' (Deficit)		(504,604)	(500,815)	(472,145)
TOTAL LIABILITIES AND STOCKHOLDERS'	$
(DEFICIT)		515	$1,079	$424

		COMPOUND NATURAL FOODS, INC.
		CONSOLIDATED STATEMENTS OF OPERATIONS

										Period From
										October 1,
										2006
										(Date of
										Commence-
										ment of
		Six Months		Six Months						Develop-
		Ended		Ended		Year Ended		Year Ended		ment Stage)
		March 31,		March 31,		September		September		to March 31,
		2009		2008		30, 2008		30, 2007		2009
		(Unaudited)		(Unaudited)		(Audited)		(Audited)		(Unaudited)

Operating Expenses

Interest Expense		$3,789		$3,085		$6,170		$5,967		$15,926

Professional Fees		-		22,500		22,500		20,000		42,500

Total Expenses		3,789		25,585		28,670		25,967		58,426

Net (Loss) from
Continuing Operations		(3,789)		(25,585)		(28,670)		(25,967)		(58,426)

Net (Loss) from
Discontinued Operations		-		-		-		(45,000)		(45,000)

Net (Loss)		$(3,789)		$(25,585)		$(28,670)		$(70,967)		$(103,426)

Net (Loss) Per Common
Share - Basic and Fully
Diluted:

Continuing Operations	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Discontinued Operations		Nil		Nil		Nil		Nil		Nil

	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil

Weighted Average Shares		66,386,000		66,386,000		66,386,000		66,386,000		66,386,000

	COMPOUND NATURAL FOODS, INC.
	CONSOLIDATED STATEMENTS OF CASH FLOW
					Period
					From
					October 1,
					2006
					(Date of Com-
					mencement
	Six Months	Six Months			of Develop-
	Ended	Ended	Year	Year	ment Stage)
	March 31,	March 31,	Ended	Ended	to March
	2009	2008	September	September	31, 2009
	(Unaudited)	(Unaudited)	30, 2008	30, 2007	(Unaudited)
Cash flows from operating
activities:

Net income (loss)	$(3,789)	$(25,585)	$(28,670)	$(70,967)	$(103,426)
Less: Net income (loss)
from discontinued
operations	-	-	-	(45,000)	(45,000)
Net income (loss) from
continuing operations	(3,789)	(25,585)	(28,670)	(25,967)	(58,426)

Adjustments to reconcile
net loss to net cash
used in operating
activities:
Net change in operating
assets and liabilities:	-	-	-	-	-
Account payables and
accrued current
liabilities	3,225	25,196	22,586	1,278	18,299

Net cash flows (used in)
operating activities	(564)	(389)	(6,084)	(24,689)	(40,127)

Cash flows from financing
activities:

Loan from shareholder	-	-	6,739	24,300	39,829

Net cash flows provided
by financing activities	-	-	6,739	24,300	39,829

Increase (Decrease) in cash	(564)	(389)	655	(389)	(298)

Cash, beginning of period	1,079	813	424	813	813

Cash, end of period	$515	$424	$1,079	$424	$515

Supplemental Disclosure of
Cash Information:

Interest paid	$-	$-	$-	$-	$-

Income taxes paid	$-	$-	$-	$-	$-

COMPOUND NATURAL FOODS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
For the Period October 1, 2005 to March 31, 2009

					Accumulated (Deficit) During Development Stage

			Additional
	Common	Stock	Paid-in	Accumulate
	Shares	Amount	Capital	(Deficit)		Total

Balance at October 1, 2005	66,386,000	$66,386	$82,936	$(496,188)	$-	$(346,866)

Net Income (Loss)				(54,312)	-	(54,312)

Balance at September 30,
2006	66,386,000	66,386	82,936	(550,500)	-	(401,178)

Net Income (Loss)	-	-	-	-	(70,967)	(70,967)

Balance at September 30,
2007	66,386,000	66,386	82,936	(550,500)	(70,967)	(472,145)

Net Income (Loss)	-	-	-	-	(28,670)	(28,670)

Balance at September 30,
2008	66,386,000	$66,386	$82,936	$(550,500)	$(99,637)	$(500,815)

Net Income (Loss) for the
period ended March 31,
2009	-	-	-	-	(3,789)	(3,789)

Balance at March 31, 2009	66,386,000	$66,386	$82,936	$(550,500)	$(103,426)	$(504,604)

Compound Natural Foods, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Unaudited)

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

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

Note 2 – Basis of Presentation

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

Note 3 – Recent Accounting Pronouncements

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

Note 4 – Acquisitions and Purchases of Assets

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

Note 5 – Capital Stock

The Company has authorized 1,000,000,000 shares of $.001 par value common stock. As of December 31, 2008, there were 66,386,000 shares issued and outstanding.

Note 6 – Income Taxes

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

	Estimated		Estimated		Change in
	NOL Carry-	NOL	Tax Benefit	Valuation	Valuation	Net Tax
Period Ending	forward	Expires	from NOL	Allowance	Allowance	Benefit
September 30, 2006	550,500	Various	101,842	(101,842)	(10,048)	-
September 30, 2007	70,967	2027	13,129	(13,129)	(13,129)	-
September 30, 2008	28,670	2028	5,304	(5,304)	(5,304)	-

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax (benefit) at statutory rate resulting
from net operating loss carry forward	(15.0%)
State tax (benefit) net of Federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%
	---------	-
Actual tax rate	0%
	==========	=

Note 7 – Related Party Transactions

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

Note 8 – Commitments and Contingencies

At various times during its former operations, the Company entered into various marketing agreements for its products. These agreements indicate perpetual monthly required payments of $3,750 for services, and are cancelable with 30 days written notice. These commitments have been included in accounts payable and recorded as loss from discontinued operations in the amount of $45,000 at September 30, 2007 respectively. The Company believes that since no services are being provided, the contracts have in effect been terminated. However, termination of the contracts is subject to interpretation, and therefore, the financial statements include continuing provisions for the required payments based on the contingencies involved. A contingency exits with respect to this matter, the ultimate resolution of which has not been determined.

Prior to September 29, 2004, the Company’s wholly-owned subsidiary, Pure Nature LLC, entered into member contribution agreements calling for repayment of up to two times the face amount of the contribution. The repayment was to be prorated among all members and was to be equivalent to 5% of gross sales. The contributions totaled $ 124,750 and 5% of sales up to the discontinuance of operations totaled $2,290. Management believes that these agreements have passed the statute of limitations and consequently no provisions have been made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been able to continue solely by reason of loans from its major shareholder, proceeds of which have been used primarily to pay for professional services and pay certain current liabilities. The Company has had no revenues from operations since October 1, 2006. During the six months ended March 31, the Company received loans totaling $8,790 from its major shareholder, and received loans of $6,739 during the year ended September 30, 2008. The Company has no prospect of obtaining additional capital or other funding absent some form of reorganization or change of control.

     The Company's auditors indicated in their report on the financial statements of the Company for the fiscal year ended September 30, 2008 that there is question as to whether the Company can continue as a going concern absent additional funding. At March 31, 2009 the total loan from the shareholder was $126,304.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009.

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

Item 1A.

Risk Factors.

     There are no changes to the risk factors included in the Company's registration statement on Form 10-12G.

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
to Section 18 U. S. C. Section 1350

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPOUND NATURAL FOODS, INC.

Date: May 20, 2009
By:/s/ Joey Canyon
Joey Canyon, President (Principal
Executive Officer) and Treasurer
(Principal Financial Officer)