Form 10-Q
period 2009-06-30
Compound Natural Foods Inc.
filed 2009-08-14
CIK 1442513

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File No. 000-53383

COMPOUND NATURAL FOODS, INC.
----------------------------------------------
(Name of Registrant as specified in its charter)

Nevada	84-1418566
-------------------------------	-----------------------
(State or Other Jurisdiction of	(I. R. S. Employer Identi-
Incorporation or Organization)	fication No. )

9312 Meredith Court, Lone Tree, Colorado ----------------------------------------	80124 -----------
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including area code: (303) 662-8118

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non -accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 12, 2009, 66,386,000 shares of common stock were outstanding.

	COMPOUND NATURAL FOODS, INC.
	FORM 10-Q
	INDEX
		Page Number
PART I:	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Consolidated Statements of Changes in Shareholders
	Equity (Deficit)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis or
	Plan of Operation	12
Item 3.	Controls and Procedures	12
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 2.	Changes in Securities	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security
	Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13
SIGNATURES		14

COMPOUND NATURAL FOODS, INC.
CONSOLIDATED BALANCE SHEETS

		June 30, 2009 (Unaudited)	September 30, 2008	September 30, 2007

ASSETS
CURRENT ASSETS
Cash		$515	$1,079	$424
Total Current Assets		515	1,079	424

TOTAL ASSETS		$515	$1,079	$424

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts Payables		$360,800	$343,490	$320,990
Accrued Interest		22,281	16,597	10,427
Accrued Liabilities		-	24,293	30,377
Loan from Shareholder		126,304	117,514	110,775
Total Current Liabilities		509,385	501,894	472,569
TOTAL LIABILITIES		509,385	501,894	472,569
COMMITMENTS & CONTINGENCIES
(Notes 1, 2, 6, 7 and 8)
STOCKHOLDERS' (DEFICIT)
Common Stock - 1,000,000,000 shares authorized,
$. 001par value, 66,386,000 shares issued and			66,386	66,386
outstanding		66,386
Additional Paid-In Capital		82,936	82,936	82,936
Accumulated Deficit		(550,500)	(550,500)	(550,500)
Accumulated Deficit during development stage		(107,691)	(99,637)	(70,967)
Total Stockholders' (Deficit)		(508,869)	(500,815)	(472,145)
TOTAL LIABILITIES AND STOCKHOLDERS'	$
(DEFICIT)		515	$1,079	$424

COMPOUND NATURAL FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

										Period From
										October 1,
										2006 (Date
										of
										Commence-
										ment of
		Three		Three		Nine		Nine		Develop-
		Months		Months		Months		Months		ment Stage)
		Ended June		Ended June		Ended June		Ended June		to June30,
		30, 2009		30, 2008		30, 2009		30, 2008		2009
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Operating Expenses

Interest Expense		$1,894		$-		$5,684		$4,628		$17.281

Professional Fees		2,371		-		2,371		22,500		22,371

				-
Total Expenses		4,265				8,055		27,128		40,191

Net (Loss) from				-
Continuing Operations		(4,265)				(8,055)		(27,128)		(40,191)

Net (Loss) from
Discontinued Operations		-		-		-		(22,500)		(67,500)

Net (Loss)		$(4,265)		$-		$(8,055)		$(49,628)		$(107,691)

Net (Loss) Per Common
Share - Basic and Fully
Diluted:

Continuing Operations	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Discontinued Operations		Nil		Nil		Nil		Nil		Nil

	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil

Weighted Average Shares		66,386,000		66,386,000		66,386,000		66,386,000		66,386,000

COMPOUND NATURAL FOODS, INC. CONSOLIDATED STATEMENTS OF CASH FLOW
					Period
					From
					October 1,
					2006 (Date
					of Com-
					mencement
	Three	Three	Nine	Nine	of Develop-
	Months	Months	Months	Months	ment Stage)
	Ended June	Ended June	Ended	Ended	to June 30,
	30, 2009	30, 2008	June 30,	June 30,	2009
	(Unaudited)	(Unaudited)	2009	2007	(Unaudited)
Cash flows from operating
activities:

Net income (loss)	$(4,265)	$-	$(8,055)	$(49.628)	$(107,691)
Less: Net income (loss)
from discontinued
operations	-	-	-	(22,500)	(67,500)
Net income (loss) from
continuing operations	(4,265)	-	(8,055)	(27,128)	(40,191)

Adjustments to reconcile
net loss to net cash
used in operating
activities:
Net change in operating
assets and liabilities:	-	-	-	-	-
Account payables and
accrued current
liabilities	4,265	-	7,491	25,196	18,299

Net cash flows (used in)
operating activities	-	-	(564)	(1,932)	(21,892)

Cash flows from financing
activities:

Loan from shareholder	-	-	-	-	39,829

Net cash flows provided
by financing activities	-	-	-	-	39,829

Increase (Decrease) in cash	-	-	(564)	(1,932)	17,937

Cash, beginning of period	515	813	1,079	813	813

Cash, end of period	$515	$813	$515	$(1,119)	$18,750

Supplemental Disclosure of
Cash Information:

Interest paid	$-	$-	$-	$-	$-

Income taxes paid	$-	$-	$-	$-	$-

COMPOUND NATURAL FOODS, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
 For the Period October 1, 2005 to June 30, 2009

					Accumulated (Deficit) During Development Stage

			Additional
	Common	Stock	Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)		Total
Balance at October 1, 2005	66,386,000	$ 66,386	$ 82,936	$ (496,188)	$ -	$ (346,866)
Net Income (Loss)				(54,312)	-	(54,312)
Balance at September 30,
2006	66,386,000	66,386	82,936	(550,500)	-	(401,178)
Net Income (Loss)	-	-	-	-	(70,967)	(70,967)
Balance at September 30,
2007	66,386,000	66,386	82,936	(550,500)	(70,967)	(472,145)
Net Income (Loss)	-	-	-	-	(28,670)	(28,670)
Balance at September 30,
2008	66,386,000	$ 66,386	$ 82,936	$ (550,500)	$ (99,637)	$ (500,815)
Net Income (Loss) for the
period ended June 30, 2009	-	-	-	-	(8,055)	(8,055)
Balance at June 30, 2009	66,386,000	$ 66,386	$ 82,936	$ (550,500)	$ (107,962)	$ (508,870)

     Compound Natural Foods, Inc.
(A Development Stage Company)
 Notes to Consolidated Financial Statements
 June 30, 2009 and 2008
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

Unaudited Financial Information

The financial statements as of June 30, 2009 are unaudited and, in the opinion of management, include all adjustments (consisting of normal reoccurring adjustments and accruals) necessary to present fairly the financial statements for periods presented in accordance with generally accepted accounting principles.

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

Note 5 – Capital Stock

The Company has authorized 1,000,000,000 shares of $.001 par value common stock. As of June 30, 2009, there were 66,386,000 shares issued and outstanding.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

	Estimated		Estimated		Change in
	NOL Carry-	NOL	Tax Benefit	Valuation	Valuation	Net Tax
Period Ending	forward	Expires	from NOL	Allowance	Allowance	Benefit
September 30, 2006	550,500	Various	101,842	(101,842)	(10,048)	-
September 30, 2007	70,967	2027	13,129	(13,129)	(13,129)	-
September 30, 2008	28,670	2028	5,304	(5,304)	(5,304)	-

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax (benefit) at statutory rate resulting
from net operating loss carry forward	(15.0%)
State tax (benefit) net of Federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%
---------
Actual tax rate	0%
==========

Note 7 – Related Party Transactions

Shareholders have advanced funds to the Company, with balances of $126,304 at June 30, 2009 and $117,514 and $110,775 at September 30, 2008 and September 30, 2007, respectively. Interest of $1,894 was accrued during the three months ended June 30, 2009, and $5,684 in the nine months ended June 30, 2009. The loans are uncollateralized, bear interest at 6% per annum, and are due on demand.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been able to continue solely by reason of loans from its major shareholder, proceeds of which have been used primarily to pay for professional services and pay certain current liabilities. The Company has had no revenues from operations since October 1, 2006. During the nine months ended June 30, the Company received loans totaling $8,790 from its major shareholder, and received loans of $6,739 during the year ended September 30, 2008. The Company has no prospect of obtaining additional capital or other funding absent some form of reorganization or change of control.

     The Company's auditors indicated in their report on the financial statements of the Company for the fiscal year ended September 30, 2008 that there is question as to whether the Company can continue as a going concern absent additional funding. At June 30, 2009 the total loan from the shareholder was $126,304.

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

Item 5. Other Information. None.

Item 6. Exhibits

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 18 U. S. C. Section 1350	Filed herewith electronically

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPOUND NATURAL FOODS, INC.

Date: August 14, 2009

By: /s/ Joey Canyon
Joey Canyon, President (Principal
Executive Officer) and Treasurer
(Principal Financial Officer)