Form 10-K
period 2009-09-30
Compound Natural Foods Inc.
filed 2010-11-08
CIK 1442513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: September 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____ to ____

                                                 Commission File No. 000-53383

COMPOUND NATURAL FOODS, INC.
----------------------------------------------
(Name of Small Business Issuer in its Charter)

Nevada	84-1418566
-------------------------------	------------------------
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identi- fication No. )

9312 Meredith Court, Lone Tree, Colorado	80124
-----------------------------------------	----------
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including area code: (303) 662-8118

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
--------------------------
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non -accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of March 30, 2009, 66,386,000 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates could not be determined since there was no trading market for the common stock.

Documents Incorporated By Reference: None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

     The Company was formed under the laws of the state of Nevada on August 12, 1999, under the name Zurich American Financial, S. A., Inc. The Company had no operations from date of incorporation until September 29, 2004. On that date the Company acquired all of the issued and outstanding shares of common stock and warrants to purchase common stock of Compound Healthcare, Inc., a California corporation in a tax free reorganization under §368(a)(1)(B) of the Internal Revenue Code of 1986. The two principal shareholders of Compound Healthcare, Inc. were issued 60,000,000 shares of the Company (12,000,000 to Clayton Duxburg and 48,000,000 shares to Gerald Newman, respectively) and 6,085,000 shares were issued to other shareholders. Compound Healthcare, Inc. had no assets or significant operations prior thereto. The name of the corporation was changed by amendment to the Company's Articles of Incorporation to Compound Natural Foods, Inc. on October 20, 2004.

     In October 2004, the Company acquired all of the outstanding units of Pure Natural, LLC, a Colorado limited liability company in the development stages, in the business of manufacturing and marketing naturally formulated nutritional beverages and supplements. The Company's president, Joey Canyon, was a manager of Pure Nature along with Ron Noland and Gerald R. Newman. Mr. Newman was also manager of Compound Management LLC, a California limited liability company which owned a 51% interest in Pure Nature, LLC and voted in favor of the sale of that entity to the Company. Thus, Pure Nature became wholly-owned by the Company in October 2004. The unit holders of Pure Nature received 2,000,000 shares of the Company's common stock in the transaction and the right to receive up to 8,000,000 additional shares of the Company common stock if Pure Nature had $2,000,000 in net profits within 24 months of October 8, 2004, with Compound Management, LLC to receive the 8,000,000 shares of common stock of the Company if the profit contingency was not met. As a result of the transactions in April 2005 described below, the only issuance of shares from this transaction was the 2,000,000 shares issued to Pure Nature. As a consequence of the transactions in April 2005,the contingent stock issuances based upon the profits of Pure Nature were cancelled, and neither Compound Management, LLC nor the holders of Pure Nature were entitled to any additional shares.

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

Gerald R. Newman	$208,730
Clayton Duxburg	$106,830
Brad Stewart	$34,439
Legal Fees	$8,500
Legal Expenses	$2,120
Balance-Company	$47,875
Total	$400,000

     Mr. Naughton also received 1,000,000 shares of common stock of the Company from Brad Stewart in the transaction.

     As part of the Stock Purchase Agreement, Gerald R. Newman resigned as sole director and president of the Company and Joey Canyon became the sole director and president of the Company.

PURE NATURE, LLC

     Since its acquisition by the Company in October 2004, the Company's sole operations have been through this wholly-owned subsidiary. Pure Nature was formed in 1997, for the purpose of formulating, developing and marketing high-quality naturally formulated nutritional beverages and supplements. Its emphasis was on creating beverages and supplements (i. e., powders and dry crystals) that have optimal health and nutritional values, but also good taste. Its initial product was a dry powder which is mixed with water or other liquids marketed under the general name Hydro Charge. It was on sale at the King Soopers supermarkets in the Denver Metro area. Sales efforts were discontinued in October 2006.

The Company has no current operations.

     The Company had a manufacturing agreement with Chemins, Inc., Colorado Springs, Colorado, for the formulation, mixing and packaging of its Hydro Charge product and stored its inventories at Chemins, and at a warehouse operated by Get-A- Grip & Stuff, Inc. located at 13450 Smith Road, Aurora, Colorado.

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

COMPETITION - PURE NATURAL

     Competition for all types of beverage drinks and supplements is extremely fierce in the United States and most foreign markets. There are numerous types of health drinks that are very well known such as Gatorade and the large international companies such as Coke and Pepsi market health-type beverages. These companies and other smaller beverage companies have multimillion dollar advertising budgets, name recognition and marketing clout with retailers which makes it extremely difficult for small newcomers with limited resources to compete. The Company had distribution agreements for its product and had been attempting to distribute its products to retailers itself. Marketing had been concentrated in the Denver Metro Area and along the Colorado Front Range - Fort Collins, Colorado to Pueblo, Colorado.

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

ITEM 1A. RISK FACTORS.

OPERATING LOSSES

     For the years ended September 30, 2009 and September 30, 2008 the Company had net losses of $ 15,934 and $28,670, respectively. There were no sales of product for the year ended September 30, 2009.

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

INSOLVENT

     The Company is currently insolvent in the equity and bankruptcy senses. Stockholders’ deficit is $516,749 at September 30, 2009.

INEFFECTIVE INTERNAL CONTROLS

     Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009.

     Based on this evaluation, our management, with the participation of the President, concluded that, as of September 30, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

     Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

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

PLANNED SALE OF CONTROL

     The majority shareholder, Michael Naughton, plans, with the assistance of securities industry professionals, to seek to sell his controlling interest through an outright sale, a merger, consolidation or purchase of assets of another business entity. It is expected that efforts in that respect may commence now that the Company has an effective registration statement on Form 10 with the Securities and Exchange Commission. Mr. Naughton, however, has made no efforts to date in respect to the foregoing. Further, there is no assurance that he will be successful in obtaining a sale of his shares of common stock of the Company or to effect a change of control of the Company by way of some form of business combination such as a merger. Mr. Naughton is interested in taking this course of action in an attempt to recoup the approximately $400,000 he has invested in shares of the Company and $143,614 he has loaned to the Company to date and to relieve himself from further duties and obligations concerning the affairs of the Company.

ITEM 2. PROPERTIES

     The Company maintains its offices at the personal residence of its President, Joey Canyon, 9312 Meredith Court, Lone Tree, Colorado 80124; telephone number (303) 662- 8118. The Company does not pay rent for use of these facilities nor does it reimburse Mr. Canyon for any expenses other than telephone long-distance charges.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

     Prior to November 2008, the Company's common stock did not trade on any securities industry market. We are informed that during 2004 the Company's common stock was quoted sporadically in the Pink Sheets, but that few, if any, trades were affected. The Company’s common stock has only recently been quoted in the Over -The-Counter “Pink” Sheets, since November 19, 2008, under the symbol “CFDJ.PK.” The Company’s common stock has had limited trading, with all trades occurring at a price of $.0001 per share. No trades occurred in the Company’s common stock during the fiscal year ending September 30, 2009.

(b) Shareholders

     Based on information from its stock transfer agent and from CEDE and Co., as of September 30, 2009, the Company had 39 shareholders of record and an additional 55 individuals or entities were beneficial holders of shares of common stock of the Company. This does not necessarily include all beneficial owners who hold shares at broker/dealers or street name.

(c) Dividends

     The Company has not paid dividends and expects no dividends to be paid in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for the three most recent fiscal years is as follows:

OPERATING RESULTS	Total Expenses	Net Loss	Net Loss Per Share

Year ended September 30, 2009	$15,934	$15,934	$-
Year ended September 30, 2008	28,670	28,670	-
Year ended September 30, 2007	25,967	70,967	-
Period October 1, 2006 to September 30, 2009 (Development Stage)
	70,571	115,571	-

FINANCIAL CONDITION	Total Assets	Total Liabilities	Stockholders’ Deficit

At September 30, 2009	$515	$517,264	$516,749
At September 30, 2008	$1,079	$501,894	$500,815

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been able to continue solely by reason of loans from its major shareholder, proceeds of which have been used primarily to pay for professional services and pay certain current liabilities. The Company has had no revenues from operations since October 1, 2006. During fiscal year 2009, the Company received loans totaling $26,100 from its major shareholder. The Company has no prospect of obtaining additional capital or other funding absent some form of reorganization or change of control.

     The Company's auditors indicated in their report on the financial statements of the Company for the fiscal year ended September 30, 2009 that there is question as to whether the Company can continue as a going concern absent additional funding. The Company has borrowed funds from its major shareholder totaling $32,839, primarily to pay for professional services, during the past two years. At September 30, 2009 the total loan from the shareholder was $143,614.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS.

     The consolidated financial statements are set forth on pages 17 through 28 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On March 12, 2010, the Company retained De Joya Griffith & Company, LLC (“De Joya”) as the Company’s independent registered public accounting firm. By letter dated March 23, 2010 and delivered on April 5, 2010, the Registrant dismissed its prior independent registered accounting firm, Schumacher & Associates, Inc.

     Schumacher & Associates, Inc.’s reports on the financial statements of the Company for the fiscal years ended September 30, 2008 and 2007 contained no adverse opinion or disclaimer of opinion, but they were qualified regarding uncertainty as to whether the Company was a going concern.

     During the fiscal years ended September 30, 2008 and 2007, and through April 5, 2010, there had been no disagreements with Schumacher & Associates (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Schumacher & Associates, would have caused them to make reference thereto in their report on the financial statements for such years.

ITEM 9A. CONTROLS AND PROCEDURES.

Management's Report on Internal Control over Financial Reporting

     Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009.

     Based on this evaluation, our management, with the participation of the President, concluded that, as of September 30, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

     Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

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

Disclosure Controls and Procedures

     As of September 30, 2009, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, management evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer

concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Company has only one director and one executive officer: Joey Canyon:

     Joey Canyon is 56 years of age, resides at 9312 Meredith Court, Lone Tree, Colorado 80124. He graduated from College of the Canyons, Valencia, CA in 1973 with an associate degree. He attended Chadron State College, Chadron, Nebraska from 1973 to 1975. He has been the principal manager of Pure Nature, LLC since its formation in 1997 to the present and he has been president of the Company since 2005.

MAJORITY SHAREHOLDER

     Michael Naughton is 58 years of age, resides at Englewood, Colorado and is the president of Mike Naughton Ford, Inc., 150 S. Havana, Aurora, Colorado, a fully- franchised new car and used car dealership by the Ford Motor Company. Mr. Naughton has been so engaged for 29 years. Mr. Naughton is a graduate of the University of Notre Dame (BBA) and the University of Detroit (MBA). He acquired control of 61,000,000 shares, 90.5% of the Company's outstanding common stock in a transaction with two former control persons described under the caption "BUSINESS" sub "HISTORY" above. He also holds a $ 400,000 promissory note of Joey Canyon which is secured by 60,000,000 shares of common stock of the Company. The note is in default, and he is the beneficial owner of the 60,000,000 shares.

Family Relationships

     There are currently no family relationships among our Directors and Executive Officers.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company is not aware of any persons who failed to timely file reports under this section.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     Joey Canyon is the only executive officer of the Company. He received no salary or other compensation from the Company for the years ended September 30, 2009 and 2008

Employment Agreements

       No officer or employee has an agreement to be employed by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     At August 15, 2010, the Company had issued and outstanding 66,386,000 shares of its common stock. The following table sets forth certain information regarding beneficial ownership of common stock as of that date by: (1) each person who is known by the Company to own beneficially more than 5% of the Company's common stock; (2) each director of the Company; (3) each chief executive officer of the Company and the four highest compensated executive officers of the Company; and (4) all officers and directors as a group.

     The number and percentage of shares beneficially owned is determined in accordance with Rules 13d-3 and 13d- 5 under the Securities Exchange Act of 1934, and is not indicative of beneficial ownership for any other purpose.

	Amount of Beneficial Ownership
Name and Address of Beneficial Owner			Percentage of Class

Michael Naughton 150 S. Havana Aurora, CO 80012	62,654,490	(1)	94.4%

Joey Canyon 9312 Meredith Court Lone Tree, CO 80124	0	(1)	0

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

     Mr. Naughton has advanced $143,614 to the corporation to fund the payment of current expenses including legal and accounting expenses. He holds a promissory note of the Company in the total amount of $ 37,000 at an interest rate of 6% payable 30 days after demand. The remaining advance of

$106,614 is not covered by a promissory note, but Mr. Naughton intends to attempt to recover the entire $143,614.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     On March 12, 2010, the Company retained De Joya Griffith & Company, LLC (“De Joya”) as the Company’s independent registered public accounting firm. Prior to that, the Company had engaged Shumacher & Associates, Inc. as its independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended September 30 2009 and September 30, 2008 by De Joya and Schumacher & Associates, Inc. for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-Q were $3,000 and $35,000 respectively.

AUDIT RELATED FEES

     There were no fees billed by De Joya for consultation services in each of the last two fiscal years ended September 30, 2009 and September 30, 2008

TAX FEES

     The aggregate fees billed for tax services rendered by De Joya for tax compliance and tax advice for the two fiscal years ended September 30, 2009 and September 30, 2008 were $0 and $ 0, respectively.

ALL OTHER FEES

None.

AUDIT COMMITTEE PRE-APPROVAL POLICY

     Under provisions of the Sarbanes-Oxley Act of 2002, the Company's principal accountant may not be engaged to provide non -audit services that are prohibited by law or regulation to be provided by it, and the Board of Directors (which serves as the Company's audit committee) must pre-approve the engagement of the Company's principal accountant to provide audit and permissible non-audit services. The Company's Board has not established any policies or procedures other than those required by applicable laws and regulations.

PART IV

ITEM 15. EXHIBITS.

3.1	Articles of Incorporation - Zurich American Financial SA; Amended Articles of Incorporation - Compound Natural Foods, Inc. *

3.2	Bylaws*
10.1	Agreement and Plan of Exchange - September 29, 2004 - Zurich and Compound Healthcare, Inc. *

10.2	Purchase Agreement - Pure Nature Class A Units - October 8, 2004*

10.3	Post Closing Addendum to Stock Purchase and Sale Agreement – Pure Nature – April 12, 2005*

10.4	Pledge and Security Agreement – 60,000,000 shares – Joey Canyon to Michael Naughton*

10.5	$400,000 Convertible Note of Joey Canyon payable to Michael Naughton*
10.6	Note Purchase and Use of Proceeds Agreement April 2005 – Joey Canyon/Michael Naughton*

10.7	Stock Purchase and Sale Agreement - 60,000,000 shares of common stock – April 8, 2005 - Joey Canyon / Gerald P. Newman and Clayton Dexburg*

10.8	Stock Purchase and Sale Agreement – 1,000,000 shares of common stock, April 2005 Michael Naughton / Brad Stewart*

10.9	Closing Statement – April 18, 2005 – Stock Purchase by Michael Naughton and Joey Canyon*

10.10	Escrow Agreement – disbursement of $400,000 and 60,000,000 shares of common stock – April 15, 2005*

10.11	Manufacturing Agreement - Chemins Company, Inc. for Hydro Charge*
10.12	Storage Agreement - Product - Get-a-Grip & Stuff, Inc. *
10.13	Promissory Note of the Company payable to Michael Naughton*
31	Certification – Section 302
32	Certification – Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with Form 10-12G on August 21, 2008

COMPOUND NATURAL FOODS, INC.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Compound Natural Foods, Inc.
Lone Tree, CO 80124

We have audited the accompanying consolidated balance sheets of Compound Natural Foods, Inc. and subsidiary (A Development Stage Company) as of September 30, 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2009 and for the period from October 1, 2006 to September 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We did not audit the consolidated financial statements of Compound Natural Foods, Inc. and subsidiary for the year ended September 30, 2008 and from October 1, 2006 to September 30, 2008. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended September 30, 2008 and from October 1, 2006 to September 30, 2008, is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compound Natural Foods, Inc. and subsidiary (A Development Stage Company) as of September 30, 2009, and the results of their operations and cash flows for the year then ended and from October 1, 2006 to September 30, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
August 16, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors
Compound Natural Foods, Inc.

We have audited the accompanying consolidated balance sheet of Compound Natural Foods, Inc., as of September 30, 2008, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the year ended September 30, 2008, and for the development stage period from October 1, 2006 to September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compound Natural Foods, Inc. as of September 30, 2008, and the results of its operations and cash flows for the year ended September 30, 2008, and for the development stage period from October 1, 2006 to September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has accumulated operating losses since its inception and has negative working capital and stockholders deficits, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.
SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
February 12, 2009

COMPOUND NATURAL FOODS, INC.
CONSOLIDATED BALANCE SHEETS
		September 30, 2009	September 30, 2008

ASSETS
CURRENT ASSETS
Cash		$515	$1,079
Total current assets		515	1,079

TOTAL ASSETS		$515	$1,079

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
	$
Accounts payable		349,215	$343,490
Accrued interest		24,435	16,597
Accrued liabilities		-	24,293
Loan from shareholder		143,614	117,514

Total current liabilities		517,264	501,894

TOTAL LIABILITIES		517,264	501,894
STOCKHOLDERS' DEFICIT
Common stock - 1,000,000,000 shares authorized,
$.001 par value 66,386,000 issued and outstanding		66,386	66,386
Additional paid-in capital		82,936	82,936
Accumulated deficit		(550,500)	(550,500)
Accumulated deficit during development stage		(115,571)	(99,637)

Total stockholders' deficit		(516,749)	(500,815)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$515	$1,079

The accompanying Notes are an integral part of the Consolidated Financial Statements.

COMPOUND NATURAL FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
			From Date of Commencement of Development Stage(October 1,2006) to September 30, 2009

	Year Ended September 30, 2009	Year Ended September 30, 2008

Operating Expenses
Professional fees	$8,096	$22,500	$50,596

Total operating expenses	8,096	22,500	50,596
Other Expenses
Interest expense	7,838	6,170	19,975

Total other expenses	7,838	6,170	19,975

Net loss from continuing operations	(15,934)	(28,670)	(70,571)

Net loss from discontinued operations	-	-	(45,000)

Net loss	$(15,934)	$(28,670)	$(115,571)

Net loss per common share - basic:
Continuing operations	$-	$-	$-
Discontinued operations	-	-	-
	$-	$-	$-

Weighted Average Shares	66,386,000	66,386,000	66,386,000

The accompanying Notes are an integral part of the Consolidated Financial Statements.

COMPOUND NATURAL FOODS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

					Accumulated Deficit During Development Stage

			Additional Paid-in Capital
	Common Shares	Stock Amount		Accumulated Deficit
						Total

Balance at October 1,
2005	66,386,000	$66,386	$82,936	$(496,188)	$-	$(346,866)

Net Loss				(54,312)	-	(54,312)

Balance at September 30,
2006	66,386,000	66,386	82,936	(550,500)	-	(401,178)

Net Loss	-	-	-	-	(70,967)	(70,967)

Balance at September 30,
2007	66,386,000	66,386	82,936	(550,500)	(70,967)	(472,145)

Net Loss	-	-	-	-	(28,670)	(28,670)

Balance at September 30,
2008	66,386,000	66,386	82,936	(550,500)	(99,637)	(500,815)

Net Loss	-	-	-	-	(15,934)	(15,934)

Balance at September 30,
2009	66,386,000	$66,386	$82,936	$(550,500)	$(115,571)	$(516,749)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

COMPOUND NATURAL FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Date of Commencement of Development Stage (October 1, 2006) to September 30, 2009

	Year Ended September 30, 2009	Year Ended September 30, 2008

Cash flows from operating activities:

Net loss	$(15,934)	$(28,670)	$(115,571)

Less: Net loss from discontinued operations	-	-	(45,000)

Net loss from continuing operations	(15,934)	(28,670)	(70,571)

Adjustments to reconcile net loss to net
cash used in operating activities:
Net change in operating assets and
liabilities:
Account payables and accrued current
liabilities	(10,730)	22,586	13,134

Net cash flows used in operating activities	(26,664)	(6,084)	(57,437)

Cash flows from financing activities:

Loan from shareholder	26,100	6,739	57,139

Net cash flows provided by financing
activities	26,100	6,739	57,139

Increase decrease in cash	(564)	655	(298)

Cash, beginning of period	1,079	424	813

Cash, end of period	$515	$1,079	$515

Supplemental Disclosure of Cash Information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying Notes are an integral part of the Consolidated Financial Statements.

Compound Natural Foods, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization and Description of Business

Compound Natural Foods, Inc. (formerly Zurich American Financial, S.A., Inc.) a Nevada corporation and its wholly- owned subsidiary, Pure Nature, LLC, a Colorado limited liability corporation organized August 12, 1999, (collectively, the Company) formerly provided nutritional food, beverage and supplemental products that promote a healthy and active lifestyle. The Company entered into a development stage effective October 1, 2006, when the Company commenced its efforts to become a publicly reporting company, ultimately to seek a business combination.

On September 29, 2004, the Company acquired all of the outstanding shares of Compound Healthcare, Inc. (formerly Job Tip Lotto, Inc.), a California “C” Corporation for 60,000,000 shares of the Company’s common stock in a reverse acquisition. The Company simultaneously canceled 16,000,000 shares of common stock held by one of the founders. After the reverse acquisition and certificate cancellation, the Company had 66,085,000 common shares issued and outstanding, 60,000,000 of which were held by the former shareholders of Compound Healthcare, Inc.

On October 8, 2004, the Company issued 2,000,000 shares of common stock in exchange for 1,930,940 units of Pure Nature, LLC, resulting in the LLC becoming a wholly owned subsidiary.

On April 18, 2005, the Company’s President acquired 60,000,000 shares from the other shareholders for $400,000, resulting in a change in control. The $400,000 was borrowed from another shareholder, which borrowings are collateralized by the 60,000,000 shares.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Pure Nature, LLC. All significant inter-company balances and transactions have been eliminated in the consolidation.

Development Stage Company

Based on the Company’s business plan, it is a development stage company under the provisions of Financial Accounting Standards Board “FASB” Accounting Standard Codification “ASC” 915-10-15 (formerly referred to as Statement of Financial Accounting Standards, (“SFAS”) No 7), since planned principle operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises. As a development stage company, the Company discloses its retained earnings (or accumulated deficit) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began on October 1, 2006, when the Company ceased operations and commenced its efforts to become a publicly reporting company, ultimately to seek a business combination.

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

Marketing/Advertising Costs

The costs of advertising are charged to marketing/advertising expense as incurred. The Company incurred marketing/advertising expense of $0 for the fiscal year ended September 30, 2009, and $22,500 for the period ended September 30, 2008. These amounts are recorded as loss from discontinued operations as they relate to contested commitments from discontinued operations. See Note 8 for a full discussion of the contingency.

Per Share Amounts

The Company computes earnings per share under ASC 260- 10-45 (formerly referred to as SFAS No. 128, “Earnings Per Share”), provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss)

by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. During the current fiscal year of September 30, 2009 and September 30, 2008, respectively, the Company has not issued any potential dilutive securities.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740-10-05 (formerly referred to as SFAS No. 109, “Accounting for Income Taxes”), which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Concentrations

The Company is not currently a party to any financial instruments that potentially subject it to concentrations of credit risk.

Discontinued Operations

Due to general economic conditions and other factors, on October 1, 2006, the Company decided to terminate its operations. When the Company discontinued its operations, it became required under generally accepted accounting principles (“GAAP”) to reset the development stage period of the Company to a start date of October 1, 2006. The transactions related to these former operations are disclosed as discontinued operations.

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

Note 2 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has negative working capital and stockholders’ deficits, which raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to meet the cash requirements of the Company through the development stage by raising additional capital as needed. Failure to raise capital could result in the Company having to curtail or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance became effective for the Company’s interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events (“ASC 855”). This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

Note 4 – Stockholders’ Deficit

The Company has authorized 1,000,000,000 shares of $0.001 par value common stock. As of September 30, 2009 and September 30, 2008, respectively, there were 66,386,000 shares issued and outstanding.

Note 5 – Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2029, and is subject to restrictions imposed by the Internal Revenue Code. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may only be utilized to offset future taxable income, if any, and may be further limited by other provisions of the tax laws, including changes in control of the Company.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

	Estimated NOL Carry- Forward		Estimated Tax Benefit from NOL
					Change in Valuation Allowance
		NOL Expires		Valuation Allowance		Net Tax Benefit
Period Ending
September 30, 2006
	$550,500	Various	$101,842	$(101,842)	$(10,048)	-
September 30, 2007
	$70,967	2027	$13,129	$(13,129)	$(13,129)	-
September 30, 2008
	$28,670	2028	$5,304	$(5,304)	$(5,304)	-
September 30, 2009
	$15,934	2029	$2,948	$(2,948)	$(2,948)	-

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax (benefit) at statutory rate resulting from net operating loss carry forward

-15.0%
State tax (benefit) net of Federal benefit
-3.5%
Deferred income tax valuation allowance
18.5%

Actual tax rate	0.0%

Note 6 – Related Party Transactions

A shareholder has advanced funds to the Company with balances of $143,614 and $117,514, at September 30, 2009 and September 30, 2008, respectively. Interest of $7,838 and $6,170 were accrued in the respective periods. The loans are uncollateralized, bear interest at 6% per annum, and are due on demand.

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Note 7 – Commitments and Contingencies

At various times during its former operations, the Company entered into various marketing agreements for its products. These agreements indicate perpetual monthly required payments of $3,750 for services, and are cancelable with 30 days written notice. These commitments have been included in accounts payable and recorded as loss from discontinued operations in the amount of $0 and $ 22,500 at September 30, 2009 and September 30, 2008, respectively. The Company believes that since no services are being provided, the contracts have in effect been terminated. However, termination of the contracts is subject to interpretation, and therefore, the financial statements may include continuing provisions in the future for the required payments based on the contingencies involved.

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

COMPOUND NATURAL FOODS, INC.

Date:	November 5, 2010
	By:	/s/ Joey Canyon
Joey Canyon, President, CEO, and CFO